Form 10-Q
period 2008-09-30
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2008-11-14
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission file number 000-53391

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	26-3161860
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

9800 Mt. Pyramid Court # 350

Englewood, CO  80112
(Address of Principal Executive Offices)

Issuer's telephone number:     (303) 653-0100

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ] Accelerated filer [    ]

Non-accelerated filer {    ] Smaller Reporting Company [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of November 14, 2008, the Registrant had 27,920,249 shares of its Common Stock outstanding.

INDEX - PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheet as of September 30, 2008 (unaudited) and December 31, 2007	4

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited) and for the three months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity as of December 31, 2007 and December 31, 2006 and September 30, 2008	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Overview	14

	Results of Operations	16

	Liquidity and Capital Resources	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls & Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by BioMedical Technology Solutions Holdings, Inc., a Colorado corporation  (the Company) , pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and its results of operations for the nine month periods ended September 30, 2008 and 2007 and for the three month periods ended September 30, 2008 and 2007, its statements of changes in stockholders’ equity for the period December 31, 2006 through September 30, 2008, and its cash flows for the nine month periods ended September 30, 2008 and 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

Assets	2008	2007
	(Unaudited)
Current assets:
Cash	$422,566	$52,831
Accounts receivable, net of allowance for doubtful accounts	39,508	32,186
Inventory	330,901	330,927
Prepaid expenses	148,286	24,210
Total current assets	941,261	440,154
Property and equipment, net of accumulated depreciation	688,158	88,819

Intangible assets, net of accumulated amortization	286,924	287,076
Note receivable	146,000	-
Deposits	130,000	5,000
	$2,192,343	$821,049

Liabilities and shareholders' (deficit)
Current liabilities:
Notes payable	$107,173	$100,000
Accounts payable	226,824	123,388
Accrued payroll and other liabilities	99,167	59,713
Deferred income	31,993	28,222
Total current liabilities	465,157	311,323
Long-term debt	471,495	-
Shareholders' (deficit):
Common stock, no par value,
40,000,000 shares authorized,
27,920,249 and 26,080,930 shares issued and outstanding	27,920	26,081
Additional paid in capital	4,860,643	3,318,351
Accumulated deficit	(3,632,872)	(2,834,706)
	1,255,691	509,726

	$2,192,343	$821,049
See accompanying notes to condensed consolidated financial statements.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2008 and 2007
	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$ 161,570	$ 96,146	$ 836,712	$ 227,875
Cost of sales	80,599	37,212	295,543	96,254
Gross profit	80,971	58,934	541,169	131,621
Other costs and expenses:
Selling, general and administrative	500,204	297,550	1,276,046	1,024,996
Research and development expenses	14,898	18,452	46,877	93,703
Total operating expenses	515,102	316,002	1,322,923	1,118,700
Loss before non-operating income and expense
and income taxes	(434,131)	(257,068)	(781,754)	(987,079)
Other income and (expense):
Other Income	2,320	1,199	2,818	6,481
Interest expense	(7,275)	-	(19,231)	(4,594)
	(4,955)	1,199	(16,413)	1,886
Net loss before income taxes	(439,086)	(255,870)	(798,166)	(985,192)
Income tax provision	-	-	-	-
Net loss	$ (439,086)	$ (255,870)	$ (798,166)	$ (985,192)
Basic and diluted loss per share	$ (0.02)	$ (0.01)	$ (0.03)	$ (0.04)
Weighted average common shares outstanding	27,367,717	25,513,953	26,493,706	25,203,005
See accompanying notes to condensed consolidated financial statements.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007

Net cash (used in)
operating activities	$ (746,297)	(622,242)

Cash flows from investing activities:
Increase in intangible assets	(30,649)	(106,967)
Acquisition of property and equipment	(13,319)	(3,681)
Net cash (used in)
investing activities	(43,968)	(110,648)

Cash flows from financing activities:
Proceeds from sale of common stock	475,000	850,000
Proceeds from stock issued to complete
reverse merger	875,000	-
Common stock redemption	(150,000)	(112,500)
Proceeds from notes payable	130,000
Repayment of notes payable	(170,000)	-
Net cash provided by
financing activities	1,160,000	737,500

Increase (decrease) in cash	369,735	4,609
Cash and cash equivalents,
beginning of period	52,831	71,388
Cash and cash equivalents,
end of period	$ 422,566	$ 75,997

See accompanying notes to condensed consolidated financial statements.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
			Additional
		Common Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at
December 31, 2007	26,080,930	$26,081	$3,318,351	$(2,834,706)	$509,726

Sale of common stock in
private offering	690,549	691	474,309	—	475,000

Repurchase of common stock	(436,136)	(436)	(149,564)		(150,000)

Shares issued to complete reverse merger	1,875,663	1,876	1,162,628		1,164,504

Non-converted pre-merger shares	(290,757)	(291)	291		—

Stock based compensation			54,627		54,627

Net loss	—	—	—	(798,166)	(798,166)
Balance at
'September 30, 2008	27,920,249	$27,920	$4,860,643	$(3,632,872)	$1,255,691

See accompanying notes to condensed consolidated financial statements.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1— Basis of Presentation of Interim Period

On August 21, 2008,  CET Services, Inc. (CET) completed a reverse merger with Biomedical Technology Solutions, Inc. (BMTS) whereby CET issued 8.72 new shares of common stock for each surrendered share of BMTS common stock.  Commensurate with the merger, CET was reincorporated as Biomedical Technology Solutions Holdings, Inc. (Holdings).  Holdings declared a one share for three share reverse stock split effective as of the merger date.  Since the shareholder interests of BMTS received approximately 93% of the voting interest in Holdings, BMTS is deemed to be the acquirer for accounting purposes.  Accordingly, the financial statements presented herewith are those of BMTS on an historical basis and include the accounts and operations of CET from the merger date. All share and per share information included herein gives effect to the merger and reverse stock split.

Unless the context requires otherwise, “we,” “us” or “our” refers to Biomedical Technology Solutions Holdings, Inc. and its subsidiaries on a consolidated basis.  The Company’s subsidiaries include BMTS, BMTS Properties, Inc. and BMTS Leasing, LLC.  The effects of all inter-company transactions and account balances have been eliminated in the consolidation of the companies included in these financial statements.  All share and per share information included herein have been restated to reflect the effects of the merger transaction and the reverse stock split.

The accompanying unaudited financial statements of the Company at September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in a Proxy Statement and Current Report on Form 8-K/A previously filed with the US Securities and Exchange Commission. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations for the periods ended September 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. The December 31, 2007 balance sheet has been derived from the Company’s audited financial statements included in the aforementioned Proxy Statement and Current Report on Form 8-K/A.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of

Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the financial statements of the Company.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will materially impact the Company.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on our financial position or results of operations.

Note 2—Income Taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

Note 3—Related Party Transactions

In January 2007, a shareholder converted a promissory note, totaling $150,000, into 290,757 shares of our common stock.  No gain or loss was recorded on the transaction.

Note 4—Notes Payable

At September 30, 2008 we were obligated under the terms of promissory notes, primarily issued for working capital, in the amount of $60,000. The promissory notes are unsecured and carry an interest rate of 12 percent. The notes originally amounted to $230,000 and matured  from June 1 through June 30, 2008, however, $60,000 of the notes have been extended until December 30, 2008 and the remaining $170,000 were repaid subsequent to the  CET merger.

The weighted average interest rate on short-term obligations outstanding as of September 30, 2008 was 12 percent.  Interest expense on short-term borrowings was $17,309 for the nine months ended September 30, 2008.

During the quarter ended September 30, 2008, the Company secured two insurance financing contracts having an aggregate initial principal of $51,844, which are being repaid in installments of $5,017 per month including interest at 8% per annum.

Note 5—Shareholders’ Equity

Private Common Stock Offering:

In February 2007, BMTS commenced an offering of shares of its common stock on a “best efforts” basis at an offering price of $.68 per share.  The Company sold 690,549 shares of common stock for proceeds of $475,000 during the nine months ended September 30, 2008.  During the nine months ended September 30, 2007, we raised an aggregate of $850,000 from the sale of 1,308,408 shares of common stock at $.52 to $.69 per share.

Stock Based Compensation Expense:

Stock-based compensation was related solely to stock options that vested during 2007 and 2008.  During the nine months ended September 30, 2008 and 2007, we recognized compensation expense of $54,627 and $200,107, respectively, for stock options which is reflected in the consolidated statements of operations.  As of September 30, 2008, there was $281,211 of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a period of approximately two years.

Stock Options:

Option activity for the ended nine months September 30, 2008 is summarized as follows:

	Options	Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Remaining Contractual	Value
		Price	Term (in years)
Outstanding January 1, 2008	2,980,262	$.34	5.85	$-
Granted	719,298	$1.21	6.74
Exercised	0	-	-
Cancelled	(145,378)	$.69	6.42
Outstanding September 30, 2008	3,554,182	$.53	5.38	$-
Exercisable September 30, 2008	2,925,626	$.38	5.20	$-

Common Stock Redemptions and Cancellation:

Pursuant to an agreement dated September 13, 2006, the Company has the right (but not the obligation) to re-purchase up to 1,453,787 of the shares of common stock then held by a principal shareholder, at $.34 per share through December 31, 2008 and 872,272 shares of common stock at $.69 per through December 31, 2009.  During the nine months ended September 30, 2007 the Company repurchased 327,102 shares of its common stock from the principal shareholder for $112,500.  During the nine months ended September 30, 2008 the Company repurchased 436,136 shares of common stock for $150,000. Through September 30, 2008, the Company has repurchased an aggregate of 1,017,651 common shares.

Note 6—Business Acquisition

On August 21, 2008, the Company completed a business combination with CET that has been accounted for as a reverse merger. The 1,875,663 outstanding shares held by CET’s shareholders prior to the merger are considered to be issued by the Company at the merger date in exchange for the net assets of CET, $1,164,504 at that date.

The net assets of CET consisted of the following at the merger date:

Cash	$ 875,000
Note receivable	146,000
Land held for development	615,000
1,636,000

Land note payable	(471,496)

Net assets	$ 1,164,504

As a result of the Merger, BMTS shareholders continue to exercise control over the Company, the transaction is deemed to be a capital transaction whereby the CET is treated as a non-business entity. The Company has no plans to continue the prior business of CET. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets were recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. Land held for development by CET is carried at an amount considered to be its fair value based upon a current independent appraisal of its liquidating value. The note payable is collateralized by the land parcel and is due upon the sale or transfer of  the land.  Interest is payable monthly at the rate of 2% per annum.  The note receivable of $146,000 is due from an entity formerly related to CET and is due in full on December 31, 2008 including interest calculated at 4% per annum.

BMTS is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to the Merger are those of BMTS and post merger, the financial statements represent the consolidated financial position and operating results of Company and its wholly-owned subsidiaries. All retained earnings of CET were recapitalized to additional paid in capital as of the merger date.

In connection with the merger, a shareholder of BMTS attempted to exercise his statutory dissenters’ rights whereby the shareholder seeks to compel the Company to repurchase his 290,757 shares of common stock at “fair value”.  The Company is in negotiation with the shareholder for an amicable settlement and maintains that it is not obligated to purchase the shares owned by the shareholder because the shareholder’s notification of dissent was not timely tendered.   As yet, the company has not made a determination of the fair value of the stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Unless the context requires otherwise, “we,” “us” or “our” refers to Biomedical Technology Solutions Holdings, Inc. and its subsidiaries on a consolidated basis.  The Company’s subsidiaries include Biomedical Technology Solutions, Inc (BMTS), BMTS Properties, Inc. and BMTS Leasing, LLC.

This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company.  When used in this Proxy Statement, the words “estimate,” “project,” “believe,” “could,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

We were incorporated in 2005 to acquire the intellectual property and existing customer base for the original and patented alternative infectious waste treatment system known as the Demolizer®. Since then, we have re-engineered the product which we now market as the Demolizer® II System. The Demolizer® II System is a tabletop device that converts infectious biomedical waste into non-biohazardous material. The Demolizer® II System also includes components that have been upgraded to incorporate enhanced process controls, safety features, and integrated quality systems. We earn revenue by selling or leasing our products to our customers through a national and regional group of established medical device distributors. We target medical clinics, nursing homes, dentists, veterinarians, professional sports teams, colleges, and defense industries, which make up the estimated 1,000,000 low-medium volume infectious waste generators in the U.S.  Additionally, we are in development of a portable product suitable for use by in home care providers and individuals who require safe and convenient disposal of their personal biomedical waste.

Critical Accounting Policies & Estimates

The Consolidated Financial Statements and Notes to the Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities.  The Company believes the following critical accounting policies involve additional management judgment due to the sensitivity of the methods, assumptions, and estimates necessary in determining the related asset and liability amounts.

In the preparation of financial statements, the Company makes judgments regarding the future outcome of contingent events and records loss contingency amounts that are probable and reasonably estimated based on available information. The amounts recorded may differ from the actual amounts that occur when the uncertainty is resolved. The estimates that the Company makes in accounting for contingencies and the gains and losses that are recorded upon the ultimate resolution of these uncertainties may have a significant effect on the liabilities and expenses in the financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Biomedical Technology Solutions Holdings, Inc. and its wholly owned subsidiaries, BMTS, BMTS Properties, Inc. and BMTS Leasing LLC. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition

Revenues from product sales are recognized at the time the goods are shipped to the ordering customer. In May 2008 we began sales to stocking distributors.  Revenue from such sales is recorded at the time of shipment since there are no provisions in the distributor agreements that extend beyond our normal policy or allow for product returns at the option of the distributor.

Revenues from leasing products are recognized under the Operating Method.  Under this method, we record each rental receipt as rental revenue.  We depreciate the leased product in the normal manner with depreciation expense of the period matched against the rental revenue.  The amount of revenue recognized in each accounting period is a level amount (straight-line basis) representing the time period in which our customer derives benefits from our product. In addition to the depreciation charge, we expense maintenance costs and the costs of any other services rendered under the lease as incurred.  BMTS is in the processing of negotiating and selling the existing leases to a national finance organization, which will accelerate the income from the leases.  The company also plans to eliminate its leasing arm and work directly with the national finance group when needed.

Intangibles

Indefinite lived intangibles are not amortized but are subject to an annual impairment test. According to Statement of Financial Accounting Standards (“SFAS”) No. 142, other intangible assets will continue to be amortized over their useful lives. The original customer list from the IP purchased from TWT has been assigned a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademark and licenses have indefinite lives and thus they are not amortized.

Inventory Valuation

Inventories are valued at cost, which is not in excess of current market prices and are maintained on the first-in-first-out method.

Results of Operations

Three months ended September 30, 2008 compared to 2007:

Revenue.  Revenues were $161,570 in 2008, up from $96,146 in 2007. The increase (68%) reflects increased marketing efforts in 2008, including a shift from direct sales to the use of established medical products distributors. Our distributors began stocking our product during May 2008.

Cost of Revenue.  Cost of revenue for 2008 was $80,599, up from $37,212 in the prior year. The increase (117%) is attributed to increased revenue.  Our cost of sales as a percentage of revenue increased from 39% of revenue for the three months ended September 30, 2007 to 50% for the comparable period of 2008 due to retrofit costs incurred in connection with air filtration components added to existing units in the field. We expect that this percentage will decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses.  Selling General and Administrative costs were $500,204 in 2008, as compared to $297,550 in 2007.  The following table is a summary of certain of these expenses:

	Three Months Ended
	September 30
	2008	2007

Selling expense	$112,766	$43,707
General office expense	274,086	170,702
Depreciation and amortization	18,417	11,585
Travel expense	29,541	4,854
Other	65,394	66,702
	$500,204	$297,550

Selling and travel expenses increased due to higher levels of marketing activity in 2008. The increase in general office expenses was due primarily to increased levels of professional fees for legal and accounting services in connection with the merger with CET and employee recruitment costs.  Amortization expenses increased by approximately $6,800 due primarily to increased patent cost amortization.

Net Loss. For the three months ended September 31, 2008, we incurred a net loss of $439,086,

compared to a net loss of $255,870 for the three months ended September 31, 2007, an increase in net loss of $183,217, or 72%. The increase in net loss was primarily attributable to the increase in revenues and corresponding increase in operating expenses as a percentage of revenues.

Nine months ended September 30, 2008 compared to 2007:

Revenue.  Revenues were $836,712 in 2008, up from $227,875 in 2007. The increase (267%) reflects increased marketing efforts in 2008, including a shift from direct sales to the use of established medical products distributors. Our distributors began stocking our product during May 2008.

Cost of Revenue.  Cost of revenue for 2008 was $295,543, up from $96,254 in the prior year. The increase (207%) is attributed to increased revenue.  Our cost of sales as a percentage of revenue decreased from 42% of revenue for the nine months ended September 30, 2007 to 35% for the comparable period of 2008 due to manufacturing efficiencies.   We expect that this percentage will continue to decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses.  Selling General and Administrative costs were $1,276,046 in 2008, as compared to $1,024,996 in 2007.  The following table is a summary of certain of these expenses:

	Nine Months Ended
	September 30
	2008	2007

Selling expense	$301,929	$178,124
General office expense	739,522	584,090
Depreciation and amortization	53,713	35,710
Travel expense	88,446	26,966
Other	92,436	200,107
	$1,276,046	$1,024,996

Selling and travel expenses increased due to higher levels of marketing activity in 2008.  The increase in general office expenses was due primarily to increased levels of professional fees  for legal and accounting services in connection with the merger with CET and also employee  recruitment costs.  Amortization expenses increased by approximately due primarily to increased  patent cost amortization.  Other expenses decreased primarily as a result of reduced stock compensation costs in 2008.

Net Loss. For the nine months ended September 31, 2008, we incurred a net loss of $798,166, compared to a net loss of $985,192 for the three months ended September 31, 2007, a decrease in net loss of $187,026, or 19%. The decrease in net loss was primarily attributable to the increase in revenues.

Liquidity and Capital Resources

The Company’s sources of liquidity and capital resources historically have been proceeds from offerings of equity securities.  In the past, this source has been sufficient to meet its needs and finance the Company’s business.  The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisitions, and it may be required to seek alternative financing sources not necessarily favorable to the Company.

At December 31, 2007, we had working capital of $128,831, as compared to working capital of $476,105 at September 30, 2008. The increase in working capital is primarily due to increases in cash balances attributable to the merger with CET. To date in 2008, we completed the sale of an aggregate of 690,549 shares of common stock for gross proceeds of $475,000 and secured an additional $130,000 of note proceeds.  During the comparable period of 2007, we raised an aggregate of $850,000 from the sale of common stock at $.34 per share.

During the nine months ended September 30, 2008, we used cash in operating activities of $746,297 as compared to cash used in operations of $622,242 for the same period in 2007. We also used cash for the acquisition of assets in the amount of $43,968 in 2008 as compared to $110,648 in 2007.

Additionally during the nine months ended September 30, 2008, we reacquired an aggregate of 436,136 shares of our common stock pursuant to an ongoing stock repurchase arrangement with a shareholder for a total purchase price of $150,000.  We also repaid notes in accordance with their terms in the amount of $170,000.

Capital Commitments.

The Company headquarters and administrative facilities are located at 9800 Mt. Pyramid Ct., Englewood, Colorado, in approximately 5,400 square feet of leased office space at a monthly rental of approximately $6,500.  The lease expires December 31, 2008.  The Company's corporate and administrative functions are conducted from these facilities.

Contractual Obligations at September 30, 2008

On July 21, 2008, the Company contracted for the purchase of a commercial office/warehouse building in Englewood, CO.  The Company has paid a $125,000 deposit for the building, the total purchase price of which will be $2,525,000.  The Company is currently arranging financing and expects to close the transaction during December 2008.

Off-Balance Sheet Transactions.  The Company has no off-balance sheet transactions.

Common Stock Dividend Policy.  Since the capitalization of the Company in 2005, the Company has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Common Stock.  Future earnings, if any, are expected to be retained for the development of the business of the Company.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM  4.

CONTROLS AND PROCEDURES

a)

The Company's Principal Executive Officer and Principal Financial Officer, have established and are currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

b)

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)

Our Principal Executive and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None, except as previously disclosed.

Item 1A	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously reported

Item 3	Defaults Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5	Other Information

None, except as previously disclosed

Item 6	Exhibits

Certification Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: _November 14, 2008	By: _/s/ Donald G. Cox________________
Donald G. Cox President and Chief Executive Officer

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: November _14, 2008	By: __/s/ James Scheifley________
James Scheifley Chief Financial Officer