Form 10-K
period 2008-12-31
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2009-04-15
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008

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

Non-accelerated filer [    ] Smaller Reporting Company [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

Based upon the closing price on the OTCBB on April 13, 2009, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $14,029,270

As of April 13, 2009 the Registrant had 27,702,181 shares of its Common Stock outstanding.

Biomedical Technology Solutions Holdings, Inc and Subsidiaries

Table of Contents

Annual Report on Form 10-K

Part I

Item 1

Description of Business

Item 1A

Risk Factors

Item 1B

Unresolved Staff Comments

Item 2

Description of Property

Item 3

Legal Proceedings

Item 4

Submission of Matters to a Vote of Security Holders

Part II

Item 5

Market for Registrant’s Common Equity, Related Shareholders matters and

Issuer Purchases of Equity Securities

Item 6

Selected Financial Data

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

Item 8

Financial Statements

Item 9

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

Item 9A

Controls and Procedures

Item 9B

Other Information

Part III

Item 10

Directors, Executive Officers and Corporate Governance

Item 11

Executive Compensation

Item 12

Security Ownership of Certain Beneficial owners and Management and Related

Stockholders Matter

Item 13

Certain Relationships and Related Transactions and Director Independence

Item 14

Principal Accounting Fees and Services

Part IV

Item 15

Exhibits and Financial Statement Schedules

Signatures

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, “we,” “us”, “our” or “the Company” refers to Biomedical Technology Solutions Holdings, Inc. and its subsidiaries on a consolidated basis.  The Company’s subsidiaries include Biomedical Technology Solutions, Inc., BMTS Properties, Inc., BMTS Leasing, LLC and Healthcare Sales Professionals, Inc.

This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company.  When used in this Proxy Statement, the words “estimate,” “project,” “believe,” “could,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company does not intend to update these forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BioMedical Technology Solutions, Inc., (“BMTS”) was formed in May 2005 as a Colorado corporation to market and distribute on-site, bio-medical waste treatment technology that had been developed, patented, and initially marketed by Thermal Waste Technologies, Inc., ("TWT").  Accordingly, BMTS acquired the intellectual property rights and existing customer base for the original and patented alternative infectious waste treatment system, the Demolizer®.  Through extensive research and development over the past three years, the Demolizer® II System and consumable sharps and red bag collectors have been upgraded to incorporate enhanced process controls, safety features, and integrated quality systems.

BMTS is an environmental technology company that markets and sells efficient, environmentally safe, and cost effective, infectious waste treatment systems.  BMTS believes that its infectious waste treatment system technology offers solutions for numerous users in the industrialized world as well as in the public health and environmental areas in developing world markets. The Company’s principal office is located at 9800 Mt. Pyramid Court, Suite 350, Englewood, Colorado 80112.

PRODUCTS

The Demolizer® II System sterilizes medical waste through a dry heat cycle.  Health care providers replace their present sharps and red bag waste containers with BMTS’ Demolizer® collectors, which are used the exact same way.  Once the Demolizer® collector is full, instead of placing it in a storage area for pickup by a third party hauler, the collector is placed in the Demolizer® II System for processing.  The operator completes a simple key entry sequence and the collector is sterilized over a 2-2.5 hour cycle.  After the completed process, the collector is labeled and disposed of as common trash.  The contents of the collector are sterile and the sharps have been rendered non-reusable (through the melting of the plastic syringe components).  The System has been designed to be odorless, noise-free, and safe, with all emissions demonstrated to be bacteria-free.  To date, over 325,000 treatment cycles have been logged on the Demolizer® technology.

Key Elements of the Demolizer® Technology

The sterilization efficacy of the Demolizer® technology has been validated through numerous trials including studies at Kansas State University and Stanford University.  The technology meets or exceeds all published standards for disinfection in the U.S., including recommendations from the U.S. EPA, the CDC, and various state Departments of Health and the Environment.  In validation studies, the following organisms have been shown to be inactivated at a minimum level of 6 log10 upon treatment using the Demolizer® technology:

     Staphylococcus aureus

     Escherchia coli

     Mycobacterium bovis

     Mycobacterium fortuitum

     Mycobacterium phlei

     Candida albicans

     Bacillus subtilis

     Psuedomonas aeruginosa

     Giardia

     Duck Hepatitus B Virus

The recently upgraded Demolizer® II System incorporates smart systems to ensure that every treatment cycle completes successfully.  The upgraded electronic systems continually monitor critical process parameters and only allow process certification labels to print and the door to unlock if all the treatment parameters have been satisfied.  Memory devices store process data on-board for each cycle, as well as more comprehensive data on the most recently completed cycles. This allows periodic system performance testing and system diagnostics.

In the U.S., the Demolizer® II System is equipped with a modem that contacts the Demolizer® Quality Systems database monthly to download on-board memory.

The smart system is flexible and adaptable for international use:

•

Features support other data management configurations

•

LED displayed in any language

•

Runs with either 110V or 220V standard electrical power

•

CSA and CE rated against worldwide standards

•

Labels can be printed in any language

MARKETS

The company’s key markets/applications for its products are as follows:

1.

Patient Care

•

Medical Offices

•

Dental Offices

•

Urgent Care Centers

•

Nursing Homes

•

Assisted Living Facilities

2.

Health Care

•

School health Clinics

•

Public Health Facilities

•

First Aid Stations

•

Home Health Care

•

Pharmacies

•

Military

•

Public Health:  Airports, Hospitality, Cruise Ships, Train Stations, and Sports and Entertainment Arenas

•

Developing World Healthcare

3.

Veterinary Care

•

Veterinary Hospitals

•

Emergency Veterinary Care

•

Livestock Medicine

•

Equine Medicine

•

Zoos

•

Sanctuaries

SALES STRATEGY

We plan to aggressively pursue both commercial and developing world opportunities.  To capture these market opportunities, we are currently pursuing the following sales strategies:

•

Establish Healthcare Sales Professionals (“HCSP”), a subsidiary sales and marketing organization, to support the distribution channel, generate qualified leads, and provide in-field sales support;

•

Through HCSP, secure market and distribution rights to best-of-class complimentary products within the BMTS market sectors;

•

Establish strategic partnerships with several large distributors in four of the largest market segments, including long term care/nursing homes, physician networks and clinics, dental and veterinary industries; and

•

Target large national accounts through a direct sales initiative.

•

Develop a regional distribution program in order to fill in and cover the balance of the U.S. marketplace.

Our distribution arrangements are covered by written non-exclusive agreements with the various distributors which provide for varying terms ranging from one to three years with automatic renewals. However, each of the agreements is also terminable be either party upon 90 days’ notice.

We plan to expand our sales and marketing expenses over the next several quarters. These anticipated expenses will include but are not limited to, additional sales and marketing personnel, trade show expenses, marketing literature, etc.

HCSP, a wholly owned subsidiary of the Company, is a “hybrid” sales and marketing organization designed to represent domestic and international manufacturing partners and their products in the U.S. Healthcare markets.  HCSP provides an inside and outside infrastructure to support manufacturing partners in facilitating sales, support, market data, reporting and technical service.  HCSP introduces and supports product(s) in any or all of the four major healthcare markets (medical, dental, long term care and veterinary).  At the manufacture’s (client’s) discretion, HCSP has the ability to engage traditional distribution channels and/or sell products directly to the end user.  HCSP has established industry relationships with the top distribution organizations in the U.S. and has a proprietary in house database consisting of end user records.  HCSP will utilize two dedicated sales teams to capture market share, introduce new products, and drive results for their manufacturer clients.

HCSP’s current product portfolio consists of the Demolizer II®; a cost-effective system for low to medium volume medical waste generators as described above.  HCSP is also the exclusive manufacture representative for the elexxion claros nano® soft tissue diode laser in the U.S. and Canada.  Patterson Dental, one of the two largest U.S. dental distributors, has an exclusive distribution agreement with elexxion in the U.S. and Canada.  This agreement brings instant credibility to the HCSP model and provides for a balanced triangular relationship.

The elexxion claros nano® laser can be used for a wide variety of soft tissue indications including precision gingival troughing that can allow for immediate impression taking. With the claros nano® laser, you can perform numerous other surgical, periodontic, endodontic and orthodontic procedures. Customers can accomplish procedures faster and their patients can heal faster, increasing productivity and patient comfort.

In 2009, HCSP expects to bring on additional comprehensive and technologically advanced lines of equipment that covers the medical, dental and veterinary markets.

These products will have distinct competitive advantages over other products in their respective categories.  The product mix is broad enough that every healthcare segment is being engaged, there is the appropriate allocation of products that are sold through traditional distribution channels, and those that are sold direct to end users, and finally, the features/assets/benefits are a significant  differentiator on their own.

RESEARCH AND DEVELOPMENT

Our research and development costs for the past two years have not been material. However, we plan to expand our development efforts and anticipate the following product releases in late 2009:

•

BMTS is developing a green version of the Demolizer® technology, the Demolizer® II G.  This upgraded model will allow for the complete recycling of the sharps waste load significantly limiting the amount of waste that is eventually deposited in a landfill.

•

BMTS is currently developing a low-cost version of our Demolizer® technology to address the needs of the growing Home Health/Consumer Market.

•

BMTS is also in the process of developing an international portable system in order to address third world health care needs in remote locations.

MANUFACTURING

In the past the final box assembly of the Demolizer® II System was conducted at qualified contract manufacturers. As of 2009 Q1, we moved manufacturing activities in house. As a result of the Company transitioning manufacturing in house, a VP of Engineering and assembly personnel have been hired by the Company. Additional assembly personnel along with indirect manufacturing support personnel will be hired as demand for Demolizer products increase. Manufacturing personnel is readily available in the area.  Over time, we may partner with additional manufacturers, if warranted, both domestic and overseas to ensure price competitiveness, high quality standards and overall production stability.

The component level parts required to manufacture the Demolizer generally have lead times of less than four weeks depending upon volumes.

INTELLUECTUAL PROPERTY

The original technology was patented in the U.S. and Australia in 1999.  In 2006, we filed provisional patents on the newly designed collectors and the upgraded system.  In 2007, we filed U.S. and international patents, broadly covering the world on both the collectors and the upgraded system. We have also secured trademarks for the Demolizer®. The Company’s United States patents and trademarks are listed below:

Patent #5,972,291 for Demolizer technology

Trademark Registration #3,332,271 for DEMOLIZER II

Trademark Registration #3,205,687 for BMTS BIOMEDICAL TECHNOLOGY SOLUTIONS, INC.

Trademark Registration #3,205,688 for BMTS SOLUTION

Trademark Registration #3,193,459 for DEMOLIZER

Our trademarks and domain names play an important role in expanding the awareness of its products.  While we have obtained or applied for registration of its trademarks and registered domain names in an effort to protect them, its efforts may be inadequate to prevent others from claiming violations of their marks and may be inadequate to protect our use of those names as unique.  In addition, trademark protection and the uncertainty surrounding the legal protections of domain names may be unenforceable or limited in other countries, and the global nature of the internet makes it impossible to control the ultimate destination of our communications.  The regulation of web addresses in the United States and in foreign countries is subject to change.  As a result, we may not be able to acquire or maintain its web addresses in the future.  Furthermore, the relationship between regulations governing such addresses and the laws protecting trademarks is unsettled.

In addition, effective patent, trademark, copyright, domain names and trade secret protection may be unavailable, limited or not applied for in certain foreign countries.

We also seek to protect its proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with its subcontractors, vendors, suppliers, consultants, strategic partners and employees. We cannot provide any assurance that these agreements will not be breached, that it would have adequate remedies for any breach or that such persons or institutions would not assert rights to intellectual property arising out of these relationships.

Some of the additional limitations of intellectual property protection are:

•

No assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged.

•

When we apply for registration of trademarks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.

•

There can be no assurance that any steps BMTS takes in this regard will be adequate to deter misappropriation of its proprietary rights or independent third parties developing functionally equivalent products.  Despite precautions, unauthorized parties may attempt to engineer, reverse engineer, copy, or obtain and use BMTS’s products or other information.

•

Although management of BMTS believes that BMTS’s products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future.  The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon BMTS’s working capital.

COMPETITION

Management of BMTS believes that most low to medium volume biomedical waste generators in the U.S. use either a local or national biomedical waste management services company to handle, transport, and dispose of their medical waste.  The cost of this service fluctuates depending upon regulation, competition, and industry consolidation, leaving the customer extremely vulnerable to price increases.  As a benchmark for a small to medium size medical office, monthly costs for transport and treatment services can range from $300 to $1,000 per month based on anecdotal information, before adding the cost of sharps containers and other consumables, based on the frequency of pickup and other competitive factors.  It has been shown, through cost analysis and information collected from current Demolizer® customers, that the Demolizer® II System delivers significant monthly cost savings compared to third party treatment and hauling companies.   BMTS believes that none of the commercially available competitive products meet the needs of low to medium volume generators in a cost effective manner.

COMPETITIVE ADVANTAGES OF BMTS

Based upon marketing research conducted by BMTS, we believe the Demolizer® II System is the only on-site, treatment technology that delivers all of the following major user benefits:

•

Sterilizes and safely disposes of sharps and typical red bag waste;

•

Completely sterilizes medical waste in a 2-2.5-hour cycle, including the destruction of pathogens, bacteria, spores, and viruses, with the processed collectors disposed of as common trash;

•

Reduces biomedical waste hauling costs up to 100%;

•

Meets all EPA, CDC and OSHA standards and is either formally approved or meets the requirements for medical waste treatment and disposal in 47 U.S. states after comprehensive review by 78 governmental agencies at the federal, state and local (city/county) level;

•

Incorporates a one-of-a-kind, integrated quality control system that meets or exceeds all U.S. requirements for documentation and performance monitoring;

•

Is easy to use with no special facility requirements; and

•

Designed to operate in any country by virtue of its CE rating.

BMTS’s technology also provides a number of environmental advantages, as follows:

•

Reduces the amount of medical waste incinerated worldwide, helping to reduce the effects of global warming;

•

Reduces dioxin and other hazardous emissions;

•

Prevents dangerous reuse of sharps;

•

Prevents accidental “needle sticks” from improper disposal; and

•

Eliminates the disposal of bio-hazardous waste in landfills.

Further, management of BMTS believes that the Demolizer® technology is the only on-site alternative treatment technology that has passed an EPA microbial survivability test for medical waste incinerator emissions. (All airflow emitted from the unit was demonstrated to be free of bioaerosols). TWT also obtained FDA 510(k) pre-market clearance for commercial distribution of the Demolizer® sharps collectors to clinical and laboratory healthcare settings. BMTS is an FDA inspected facility and in April 2007, BMTS successfully completed an FDA audit of its quality systems.

REGULATORY

The Demolizer® System is either formally approved or meets the requirements for medical waste treatment and disposal in 47 U.S. states, involving exhaustive review by 78 government agencies at the federal, state, and local (county/city) level.  Final approval is pending in the remaining states.  The delays are primarily due to pending changes in state rules and limited personnel resources at the state level.  Many of these approvals have been in place for nearly eight years.

Regulatory and environmental pressures on medical providers and the waste industry have increased substantially, particularly in the area of emissions from incineration operations, leading to the closure of incineration facilities nationwide.  Management of BMTS believes there is a significant demand for alternative technologies to address the needs of bio-medical waste generators to meet OSHA regulations, EPA and state laws, and to manage the spread of infectious diseases such as AIDS and Hepatitis-B.

EMPLOYEES

The Company employees 16 individuals on a full-time basis.  We also rely on the consulting services for various part-time service functions such as IT, product and design review and marketing and public relations.

RECENT DEVELOPMENTS IN 2008

Effective August 21, 2008, CET Services, Inc. a California corporation ("CET") consummated an Agreement and Plan of Merger (the "Merger Agreement") between and among CET, CET Acquisition Corp., a wholly-owned subsidiary of the CET ("CETAC"), and what is now, as a result of the merger, our wholly-owned subsidiary, BioMedical Technology Solutions, Inc., a Colorado corporation ("BMTS").  Pursuant to the Merger Agreement, CETAC merged with and into BMTS and all outstanding shares of BMTS common stock and warrants were automatically converted into shares of common stock and warrants of CET.  As a result of the transaction, BMTS became the wholly-owned subsidiary of CET.

Concurrently with the consummation of the merger transaction, CET effected a one-for-three (1-for-3) reverse split of all of its outstanding securities (the "Reverse Split").  The Reverse Split was approved by FINRA on September 3, 2008.  In addition, CET effected a redomestication from the State of California to the State of Colorado and changed its name to "BioMedical Technology Solutions Holdings, Inc."  Trading is conducted and quotation on the OTC Electronic Bulletin Board is under the ticker symbol “BMTL”.

TERMS OF MERGER

The Merger Agreement provided for consummation of the following principal transactions, all of which were completed on August 21, 2008:

*	CETAC merged with and into BMTS with BMTS being the surviving corporation and becoming a wholly-owned subsidiary of the Company.

*

Upon consummation of the merger, all outstanding shares of BMTS common stock were converted automatically into an aggregate of 78,133,757 shares of common stock of CET and all BMTS warrants became exercisable to purchase an aggregate of approximately 10,022,404 shares of common stock of CET.  The shares of common stock and warrants issued upon consummation of the merger represented immediately following the merger approximately ninety-four percent (94%) of the total issued and outstanding shares of common stock of the Company, on a fully diluted basis.

Sale of Certain Assets

Concurrently with the foregoing, CET sold to Steven Davis and Craig Barto, former Directors of the CET, all of its interest in its former wholly-owned subsidiary Community Builders, Inc.  Community Builders was a controlled subsidiary that owned CET’s remaining real property interests.  In the transaction, Community Builders conveyed to BMTS its interest in property located at 1550 S. Idalia Court, Aurora, CO and retained its interest in property held by Arizona Avenue LLC and property located at 7335 Lowell Blvd. and 7215 Mead Street, both in Westminster, CO.  Those properties are currently owned by BMTS Properties, Inc., a wholly-owned subsidiary, and are being held for development or resale.  In consideration of the foregoing, Messrs. Davis and Barto paid to CET the sum of $656,000, of which $510,000 was paid at Closing and the balance of $146,000 was evidenced by a Promissory Note in favor of BMTS guaranteed by Messrs. Davis and Barto, due and payable December 31, 2008. The Promissory Note was paid in full in January 2009.

Redomestication and Name Change

As part of the closing, CET completed a redomestication from the State of California to the State of Colorado.  The redomestication was accomplished by the merger of CET with and into a newly-formed holding company, BioMedical Technology Solutions Holdings, Inc. which was formed and organized under the laws of the State of Colorado.  As a consequence of the Merger, BioMedical Technology Solutions Holdings, Inc., as the surviving entity, now serves as the public holding company for BMTS.

Change in Officers and Directors

As part of the Merger and redomestication, all of the officers and directors of CET resigned and were replaced by the following affiliates of BMTS:

Board of Directors:

Executive Officers:

Donald G. Cox

Donald G. Cox, CEO & President

Gex F. Richardson

Jim Scheifly, Chief Financial Officer (resigned

effective February 2009).

William Sparks.

Gex F. Richardson, Secretary

ITEM 1A. RISK FACTORS

We have a limited operating history upon which to evaluate our potential for future success.

We were formed in May 2005. To date, we have generated limited revenues and do not expect to generate significant revenues until we sell a larger number of our products.  The likelihood of our success must be considered in light of the risks and uncertainties frequently encountered by companies like ours in an evolving market, primarily our significant capital requirements.  If we are unsuccessful in addressing these risks and uncertainties, our business will be materially harmed.

Although the Demolizer® II system is fully developed and has received regulatory approval across the U.S., we may not be able to demonstrate true market value, and sustain profitability in the future.

As we strive to grow our business, we expect to spend significant funds for general corporate purposes, including working capital and marketing, and for research and development. To the extent that our revenues do not increase as quickly as these costs and expenditures, our results of operations and liquidity will be materially and adversely affected.  If we experience slower than anticipated revenue growth or if our operating expenses exceed our expectations, we may never achieve profitability.

Our Demolizer® II systems may contain component, manufacturing or design defects or may not meet performance criteria established by customers, which could cause us to incur significant repair expenses, harm our customer relationships and industry reputation, and reduce our revenues and profitability.

We may experience manufacturing problems with our products.  As a result of component, manufacturing or design defects, we may be required to repair or replace a substantial number of products, incurring significant expenses as a result.  In addition, any component, manufacturing or design defect could cause us to lose customers or revenues or damage our customer relationships and industry reputation.

The Company's existing products may not be able in the future to meet changes in environmental laws and regulations regarding regulated medical waste.

The future of our business will depend on our ability to respond to any future changes in the federal, state and local regulatory environment. Since the Company does not itself generate medical waste and is not itself in control of, nor does it handle, the medical waste but only sells its equipment to its customers, it is not itself currently subject to regulations with respect to the disposal of regulated medical waste; however, any change in this regulatory regime in the future could have a material adverse effect on the Company’s operations.

We may not be able to deliver our Demolizer® II system’s as quickly as customers may require, which could cause us to lose sales and would harm our reputation.

We may not be able to deliver our Demolizer® II systems to our customers at the times they require.  Manufacturing delays and interruptions can occur for many reasons, including, but not limited to:

•

the failure of a supplier to deliver needed components on a timely basis or with acceptable quality;

•

lack of sufficient capacity;

•

equipment failures;

•

manufacturing personnel shortages;

•

labor disputes;

•

transportation disruptions;

•

changes in import/export regulations;

•

natural disasters;

•

acts of terrorism; and

•

political instability.

These factors may impact our component manufacturers, over whom we exercise no direct control. If we fail to deliver products in a timely fashion, our reputation may be harmed; existing orders may be jeopardized; and we may lose potential future sales.

We are in the process of transferring our manufacturing of the Demolizer® II in house from a contract manufacturer.

In the past we relied upon contract manufacturers for the manufacture of the Demolizer® II. In 2009 Q1, we transferred manufacturing in house. With the recent transfer to in house manufacturing we could encounter delays and difficulties in the manufacturing of our products which could substantially harm our product marketing efforts. There are limited sources of supply for some key Demolizer® II system components.  Business disruptions, financial difficulties of the manufacturers or suppliers of these components, or raw material shortages could increase the cost of our goods sold or reduce the availability of these components.  To date, we have been able to obtain adequate supplies of product.  If sales accelerate, we may experience a rapid and substantial increase in our need for units.  If we are unable to obtain a sufficient supply of required units, we could experience significant customer dissatisfaction, which could result in the loss of orders and customers, and could materially and adversely affect our business, financial condition and results of operations. If the cost of units increases, we may not be able to pass on price increases to our customers if we are to remain competitively priced. This would reduce profit, which in turn would reduce the value of your investment.

Our failure to obtain additional financing, if needed, would adversely affect our business results.

We will require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs.  Financing for all of our activities to date has been provided by private sales of our securities and the merger with CET. Additional financing may not be available when needed or may not be available on terms acceptable to us. If additional funds are raised by issuing equity securities, shareholders may incur dilution, and this dilution may be substantial. If adequate funds are not available, we may be required to delay, scale back operations or otherwise limit our marketing and distribution efforts and/or the manufacture or sale of Demolizer® II systems, which may materially and adversely affect our business, results of operations and financial condition and reduce the value of your investment.

We rely heavily upon independent distributors to market our product.  Those distributors also market other medical and health care products, including other products that may be competitive with ours.  As a result, distributors over whom we exercise little control can significantly influence the degree to which consumers buy our products.

We distribute our products through a network of independent distributors for resale to ultimate end users. Accordingly, we are dependent upon these distributors to sell our product and to assist us in creating demand for, and promoting market acceptance of our products.  There can be no assurance that our distributors will devote the resources necessary to provide effective sales and promotional support to us.

Because our distributors also distribute other products, it is imperative that we undertake adequate efforts to train and motivate our distributors to promote our products over others. There can be no assurance that we will be successful in this effort.

A disruption of our distributors or the termination by any major distributor could have a material adverse impact on our sales and results of operations.

While we have formal written distribution agreements with our distributors; most distribution arrangements can be terminated by the distributor on 90 days’ notice.  A down-turn in the performance or loss of a single distributor can have a material adverse impact on sales and, as a result, on our business, financial condition, and results of operations.

To the extent we engage in marketing and distribution activities outside the United States, we will be exposed to risks associated with exchange rate fluctuations, trade restrictions and political, economic and social instability.

To the extent we market and distribute the Demolizer® II in foreign markets, we will be subject to various risks associated with conducting business abroad.  A foreign government may require us to obtain export licenses or may impose trade barriers or tariffs that could limit our ability to build our international presence.  Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, including terrorism.  To the extent that we attempt to expand our sales efforts in international markets, we may also face difficulties in staffing and managing foreign operations, longer payment cycles and problems with collecting accounts receivable and increased risks of piracy and limits on our ability to enforce our intellectual property rights. We currently do not have any transactions denominated in foreign currencies.  In the future, transactions denominated in foreign currencies may not be hedged and therefore will be subject to the risk of changes in exchange rates.  If we are unable to adequately address the risks of doing business abroad and build an international presence, our business, financial condition and results of operations may be harmed.

There may be claims made against us for personal injury and business losses which may subject us to litigation and related costs.

We anticipate that the Demolizer® II will be utilized in a variety of industrial and other settings and will be used to handle materials resulting from the generation of biomedical waste.  The equipment will, therefore, be subject to risks of breakdowns and malfunctions, and it is possible that claims for personal injury and business losses arising out of these breakdowns and malfunctions will be made against us.  While we have obtained product liability insurance, our insurance may be insufficient to provide coverage against all claims or for claims made for amounts substantially in excess of applicable policy limits.  Such an event could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with government regulations will severely limit our sales opportunities and future revenues.

We and our customers may be required to comply with a number of federal, state, local and foreign laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act of 1970, which may require our prospective working partners or our customers to obtain permits or approvals to utilize the Demolizer® II and related equipment on job sites. Since we intend to market the Demolizer® II internationally, we will be required to comply with foreign laws and regulations and, when applicable, obtain permits in other countries.  We cannot be certain that required permits and approvals will be obtained or that new environmental regulations will not be enacted or that if they are, we and our customers can meet stricter standards of operation or obtain additional operating permits or approvals. Furthermore, particularly in the environmental remediation market, we may be required to conduct performance and operating studies to assure government agencies that the Demolizer® II and its by-products are not environmental risks.  There is no assurance that these studies will not be more costly or time-consuming than anticipated or will produce acceptable conclusions.  Failure to obtain operating permits, or otherwise to comply with federal, state, local and foreign regulatory requirements, could affect our ability to market and sell our Demolizer® II and could substantially reduce the market price of our common stock.

Our operations and financial condition could be adversely affected by our failure or inability to protect our intellectual property.

Our success and the competitiveness of our products are heavily dependent upon our proprietary technology and our ability to protect our current and future technology.  We rely on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights.  Such means of protecting our proprietary rights may not be adequate because such laws provide only limited protection.  Despite precautions that we take, it may be possible for unauthorized third parties to duplicate aspects of our technologies and manufacturing processes or the current or future products or technologies of our business and manufacturing processes or to obtain and use information that we regard as proprietary. This could harm our business, financial condition and results of operations and your investment.

Additionally, our competitors may independently develop similar or superior technology.  Policing unauthorized use of proprietary rights is difficult, and some international laws do not protect proprietary rights to the same extent as United States laws.  Litigation periodically may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation is costly and may not be successful.  Our failure to protect our proprietary technology or manufacturing processes could harm our business, financial condition and results of operations and your investment.

While we have one patent and several patent applications pending, there is no assurance that any existing patents will not be challenged or patent applications filed by us in the future will result in the issuance of any patents.  Furthermore, there is no assurance as to the breadth and degree of protection any issued patents might afford our intellectual property.  Disputes may arise between us and others as to the scope and validity of these or other patents.  Any defense of the patents could prove costly and time consuming and there can be no assurance that we will be in a position, or will deem it advisable, to carry on such a defense.  Patent applications in the United States are maintained in secrecy until patents are issued, and the publication of discoveries in the scientific literature tends to lag behind actual discoveries.  Therefore, we cannot guarantee that we will be the first creator of future inventions for which we seek patents or the first to file patent applications for any of our inventions.

Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States.  We cannot be certain that:

•

patents will be issued from future applications;

•

any future patents will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us;

•

foreign intellectual property laws will protect our intellectual property; or

•

others will not independently develop similar products, duplicate our products or design around any patents which may be issued to us.

Generally, we enter into confidentiality and non-disclosure of intellectual property agreements with our employees, consultants and many of our vendors and distributors, and generally control access to and distribution of our proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar information independently.  Policing unauthorized use of intellectual property is difficult. The laws of other countries may afford little or no effective protection of our technology.  We cannot assure you that the steps taken by us will prevent misappropriation of our technology, which may cause us to lose customers and revenue opportunities.  In addition, pursuing persons who might misappropriate our intellectual property could be costly and divert the attention of our management from the operation of our business.

Intellectual property infringement claims by third parties could adversely affect our operations and financial condition.

Other individuals and/or entities may have filed applications for, or may have been issued, patents and may obtain additional patents and other proprietary rights to technology used by us or otherwise potentially useful or necessary to us.  The scope and validity of such patents, if any, the extent to which we may wish or need to acquire the rights to such patents, and the cost and availability of such rights are presently unknown.  We may infringe upon the intellectual property rights of third parties, including third party rights in patents that have not yet been issued.  If we do infringe, the holder of the patent may seek to cause us to cease using the technology subject to the patent, or require us to enter into a license or other similar agreement and pay for our use of the intellectual property. In either case, such event may have a material negative impact on our performance.  Also, since we rely upon unpatented proprietary technology, there is no assurance that others may not acquire or independently develop the same or similar technology.

We do not believe that any of our technologies or products infringe upon the proprietary rights of third parties. Nevertheless, third parties may claim infringement with respect to our current or future technologies or products or products manufactured by others and incorporating our technologies.  Responding to any such claims, whether or not they are found to have merit, could be time consuming, result in costly litigation, cause development delays, require us to enter into royalty or license agreements, or require us to cease using the technology that is the intellectual property of a third party.  Royalty or license agreements may not be available on acceptable terms or at all.  As a result, infringement claims could have a material adverse affect on our business, operating results, and financial condition.

We are dependent on key personnel and our business would be disrupted if we are unable to retain and expand our management team.

Our success is highly dependent on the continued service of Donald Cox, our founder, President and CEO, and on the ability to attract and retain, qualified engineering, technical, manufacturing, sales, marketing and senior management personnel.  The loss of any key employees or principal members of management could have a material adverse effect on our business and operating results.  Further, if we are unable to hire additional qualified personnel as needed, we may not be able to adequately manage and implement plans for our expansion and growth.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies approximately 4,000 square feet of executive offices located in Englewood Colorado. The current term of the lease expires in March 2009.  Upon the expiration of the lease term, we plan to relocate to larger offices that include offering some warehousing and light manufacturing capacity.  We are in negotiations for additional space at this time.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three months ended December 31, 2008, no matters were submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Since the completion of the reverse merger with CET on August 21, 2008 as noted in ITEM 1 above, the common stock of the Company has been quoted on the over-the-counter (“OTC”) Bulletin Board under the symbol “BMTL”. The table below sets forth the high and low closing prices on the OTC Bulletin Board since August 2008.

	Common Stock
	High	Low
Year Ended December 31, 2008
Third Quarter	$1.75	$0.48
Fourth Quarter	$1.40	$0.26

Year Ending December 31, 2009
First Quarter	$0.75	$0.32

The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.

The OTC Bulletin Board is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities.  An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The OTCBB is not an issuer listing service, market or exchange.  Although the OTCBB does not have any listing requirements, per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.

Trading in our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission.  That disclosure document advises an investor that investment in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

Stockholders

At April, 13, 2009 there were 27,702,181 shares of common stock issued and outstanding held by approximately 66 holders of record. The last reported sale of common stock on April 13, 2009 was $0.85.

Dividend Policy

 We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

 The Company has no reportable purchases of equity securities.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Item 12 of this report under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuance of Unregistered Shares

In 2008, we issued to 9 investors an aggregate of 690,549 shares of common stock in consideration of $475,000 in cash.  Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
2nd Qtr 2008	218,068	$0.34	218,068	$ 75,000
3rd Qtr 2008	218,068	$0.34	218,068	$ 75,000
4th Qtr 2008	218,068	$0.34	218,068	$ 75,000
Total	654,204	$0.34	654,204	$225,000

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See “Information Regarding Forward Looking Statements.”

RESULTS OF OPERATIONS

Years Ended December 31,
	2008	2007
Total Revenues	100%	100%

Costs and expenses
Cost of revenues	<39%>	<47%>
Selling, general and administrative	<154%>	<431%>
Research and development	<5%>	<28%>
Total Expenses	<198%>	<506%>
Operating Profit <Loss>	<98%>	<406%>
Other Income (expense), net	<2%>	<1%>
Net Income <Loss>	<100%>	<407%>

Overview

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

Principles of Consolidation

The consolidated financial statements include the accounts of BioMedical Technology Solutions Holdings, Inc., a Colorado corporation (“the Company”) and its wholly owned subsidiaries, BioMedical Technology Solutions, Inc. , a Colorado corporation (“BMTS”), BMTS Properties, Inc., a Colorado corporation, Healthcare Sales Professionals, Inc., a Colorado corporation (“HCSP”) and BMTS Leasing LLC, a Colorado limited liability company. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we make estimates of the amount of receivables we will collect, the useful lives of our assets, the number of products that will be returned under warranty and our income tax liabilities. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Fair Value of Financial Instruments

We value our financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

Our financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepayments and deposits, short-term note payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Environmental Matters

We do not have environmental liabilities recorded at December 31, 2008 nor are we aware of any issues that could initiate the need for environmental remediation.

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of certificates of deposit, which mature in less than one year.

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. There was no bad debt expense for the years ended December 31, 2008 and 2007, respectively.  Past due accounts (more than 90 days) totaled $4,600 at December 31, 2008.

Inventory Valuation

Inventories are valued at cost, which is not in excess of current market prices and are maintained on the first-in-first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	1.5 years
Computer equipment	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Molds and tools	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Intangibles

Indefinite lived intangibles are not amortized but are subject to an annual impairment test. According to Statement of Financial Accounting Standards (“SFAS”) No. 142, other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademark and licenses have indefinite lives and accordingly, are not amortized.

Revenue Recognition

Revenues from product sales are recognized at the time the goods are shipped to the ordering customer.

Revenues from leasing products are recognized under the Operating Method.   Under this method, we record each rental receipt as rental revenue.  We depreciate the leased product in the normal manner with depreciation expense of the period matched against the rental revenue.  The amount of revenue recognized in each accounting period is a level amount (straight-line basis) representing the time period in which our customer derives benefits from our product.  Revenues from leasing products were immaterial in 2008 and 2007.

In addition to the depreciation charge, we expense maintenance costs and the costs of any other services rendered under the lease as incurred.

Unearned revenues consisted of extended warranties collected in advance.  Following is a summary of extended warranties for the years ended December 31, 2008 and 2007:

	Years Ended
	December 31,
	2008	2007
Beginning of year balance	$ 13,591	$ 6,747
Cash received from customers	23,394	19,339
Revenue recognized in earnings	(1,869)	(12,495)
End of year balance	$ 35,116	$ 13,591

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance.

On January 1, 2006, we adopted the provisions of SFAS No. 123R which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. Our expected volatility is based upon the historical experience of a selected peer group, as there is no established trading market for our stock. The expected term of the stock options is based upon its legal life. The risk-free interest rate assumption is based upon the average of the U.S. Treasury three and five-year yield rates. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Selected Operating Expenses

Research and development costs are charged to earnings as incurred and were $66,386 and $93,322, respectively in 2008 and 2007.

Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2008 and 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.  Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Loss per Common Share

SFAS 128, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At December 31, 2008, the Company has options outstanding that could be exercised representing a total of 3,604,181 additional shares.  All have been excluded from the weighted average share calculation because they would be anti-dilutive.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one principal reportable segment in the United States.

New Accounting Standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company has not determined the impact on its financial statements of this accounting standard.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not determined the impact on its financial statements of this accounting standard.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company has not determined the impact on its financial statements of this accounting standard.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted The Company has not determined the impact on its financial statements of this accounting standard.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company has not determined the impact on its financial statements of this accounting standard.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company has not determined the impact on its financial statements of this accounting standard.

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

Results of Operations

Year ended December 31, 2008 compared to 2007:

Revenue.  Revenues were $1,172,368 in 2008, up from $326,935 in 2007. The increase (259%) reflects increased marketing efforts in 2008, including a shift from direct sales to the use of established medical products distributors. Our distributors began stocking our product during May 2008.

Cost of Revenue.  Cost of revenue for 2008 was $456,824 up from $154,498 in the prior year. The increase (196%) is attributed to increased revenue.  Our cost of sales as a percentage of revenue decreased from 47% of revenue for the year ended December 31, 2007 to 39% for the comparable period of 2008 due to manufacturing efficiencies and increased revenue.   We expect that this percentage will continue to decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses.  Selling General and Administrative costs were $1,801,474 in 2008, as compared to $1,408,734 in 2007.  The following table is a summary of certain of these expenses:

	Year Ended
	December 31
	2008	2007

Selling expense	$417,947	$215,529
General office expense	970,304	764,376
Depreciation and amortization	78,065	74,030
Travel expense	136,266	43,333
Other	198,892	311,466
	$1,801,474	$1,408,734

Selling and travel expenses increased due to higher levels of marketing activity in 2008.  The increase in general office expenses was due primarily to increased levels of professional fees for legal and accounting services in connection with the merger with CET and also employee  recruitment costs.  Other expenses decreased primarily as a result of reduced stock compensation costs in 2008.

Net Loss. For the year ended December 31, 2008, we incurred a net loss of $1,172,498, compared to a net loss of $1,331,147 for 2007, a decrease in net loss of $158,649, or 12%. The decrease in net loss was primarily attributable to the increase in revenues.

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

At December 31, 2008, we had working capital of $133,650, as compared to working capital of $128,831 at December 31, 2007. In 2008, we completed the sale of an aggregate of 690,549 shares of common stock for gross proceeds of $475,000 and secured an additional $255,000 of note proceeds.  During the comparable period of 2007, we raised an aggregate of $875,000 from the sale of common stock at $.34 per share. Additionally in 2008, we reacquired an aggregate of 654,205 shares of our common stock pursuant to an ongoing stock repurchase arrangement with a shareholder for a total purchase price of $225,000.  We also repaid notes in accordance with their terms in the amount of $170,000. We also used cash for the acquisition of assets in the amount of $110,988 in 2008 as compared to $154,551 in 2007. Net cash used in 2008 was $1,122,556 compared to $891,506 for 2007.

In February,  2009, the Company began a private offering of unregistered securities consisting of Units, each Unit consisting of two shares of  Series A Convertible Preferred Stock and one Warrant at a private offering price of $2.00 per Unit, totaling up to $1,000,000. Proceeds from the offering will be used to expand our sales and marketing efforts, research and development and for general working capital purposes. As of March 27, 2009, we have sold an aggregate of $80,000 of such Units.

Additionally in 2009, the Company plans to establish a working line of credit with a financial institution.

Capital Commitments.

The Company headquarters and administrative facilities are located at 9800 Mt. Pyramid Ct., Englewood, Colorado, in approximately 4,000 square feet of leased office space at a monthly rental of approximately $7,100.  The lease expires March 31, 2009.  The Company's corporate and administrative functions are conducted from these facilities. The Company plans to relocate to larger offices that include some warehousing and light manufacturing capacity. The Company is in negotiations for a facility at this time.

Off-Balance Sheet Transactions

 The Company has no off-balance sheet transactions.

Common Stock Dividend Policy

We have not paid any cash dividends on our common stock, and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by our Board of Directors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is included in this report as set forth in the "Index to Financial Statements."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Biomedical Technology Solutions Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Biomedical Technology Solutions Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomedical Technology Solutions Holdings, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Cordovano and Honeck LLP

Englewood, Colorado

April 13, 2009

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Balance Sheets

December 31, 2008 and 2007

Assets	2008	2007

Current assets:
Cash	$29,287	$52,831
Accounts receivable, net of allowance for doubtful accounts	259,265	32,186
Inventory	410,516	330,927
Prepaid expenses	90,656	24,210
Total current assets	789,724	440,154

Property and equipment, net of accumulated depreciation	62,508	88,819

Intangible assets, net of accumulated amortization	340,495	287,076
Land held for development or sale	615,000
Note receivable	146,000	-
Deposits	5,000	5,000

	$1,958,727	$821,049

Liabilities and shareholders' equity

Current liabilities:
Notes payable	$217,972	$100,000
Accounts payable	335,777	123,388
Accrued payroll and other liabilities	67,208	59,713
Deferred income	35,116	28,222
Total current liabilities	656,073	311,323

Long-term debt	471,495	-

Total Liabilities	$1,127,568	$311,323

Shareholders' equity:
Common stock, $.001 par value
40,000,000 shares authorized,
27,702,181 and 26,080,930 shares issued and outstanding	27,702	26,081
Additional paid in capital	4,810,660	3,318,351
Accumulated deficit	(4,007,203)	(2,834,706)
	831,159	509,726

	$1,958,727	$821,049

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

	December 31,
	2008	2007

Net sales	$1,172,368	$326,935
Cost of sales	456,824	154,498
Gross profit	715,544	172,437

Other costs and expenses:
Selling, general and administrative	1,801,474	1,408,734
Research and development expenses	66,386	93,322
Total operating expenses	1,867,860	1,502,056
Loss before non-operating income and expense
and income taxes	(1,152,316)	(1,329,619)

Other income and (expense):
Non-operating income	-	2,000
Other Income	5,217	4,847
Interest expense	(25,399)	(8,375)
	(20,182)	(1,528)
Net loss before income taxes	(1,172,498)	(1,331,147)
Income tax provision	-	-

Net loss	$(1,172,498)	$(1,331,147)

Basic and diluted loss per share	$(0.04)	$(0.05)

Weighted average common shares outstanding	26,832,169	25,319,510

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statement of Stockholders' Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at
December 31, 2006	$24,932,439	$24,932	$2,125,191	$(1,503,559)	$646,564

Sale of common stock in private offering	1,293,870	1,294	888,706	—	890,000

Repurchase of common stock	(327,102)	(327)	(112,173)		(112,500)

Stock issued for debt conversion	290,757	291	149,709		150,000

Return of common stock	(109,034)	(109)	109		—

Stock based compensation			266,809		266,809

Net loss	—	—	—	(1,331,147)	(1,331,147)

Balance at
Balance at December 31, 2007	26,080,930	$26,081	$3,318,351	$(2,834,706)	$509,726

Sale of common stock in
Private offering	690,549	691	474,309	—	475,000

Repurchase of common stock	(654,204)	(654)	(224,346)		(225,000)

Shares issued to complete reverse merger	1,875,663	1,875	1,162,630		1,164,505

Non-converted pre-merger shares	(290,757)	(291)	291		—

Stock based compensation			79,425		79,425

Net loss	—	—	—	(1,172,498)	(1,172,498)

Balance at
December 31, 2008	27,702,181	$27,702	$4,810,660	$(4,007,203)	$831,158

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (1,172,498)	$ (1,331,147)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	86,375	74,030
Stock based compensation expense	79,425	266,809
Changes in operating assets and liabilities:
Increase in accounts receivable	(227,079)	(19,101)
Increase in prepaid expenses and other current assets	(66,446)	(9,028)
Decrease (increase) in inventories	(79,589)	33,496
Increase in accounts payable	242,867	36,459
Increase in accrued expenses	7,495	50,132
Decrease in other liabilities	6,894	6,844
Net cash (used in)
operating activities	$ (1,122,556)	(891,506)
Cash flows from investing activities:
Increase in intangible assets	(97,401)	(149,582)
Acquisition of property and equipment	(13,587)	(4,969)
Net cash (used in)
investing activities	(110,988)	(154,551)
Cash flows from financing activities:
Proceeds from sale of common stock	475,000	890,000
Proceeds from stock issued to complete
reverse merger	875,000	-
Common stock redemption	(225,000)	(112,500)
Proceeds from notes payable	255,000	250,000
Repayment of notes payable	(170,000)	-
Net cash provided by
financing activities	1,210,000	1,027,500
Increase (decrease) in cash	(23,544)	(18,557)
Cash and cash equivalents,
beginning of period	52,831	71,388
Cash and cash equivalents,
end of period	$ 29,287	$ 52,831
Supplemental cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 28,371	$ 4,594
Non-cash investing and financial activities:
Merger shares issued for non-cash assets	$ 289,504	$ -

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, “we,” “us”, “our” or “the Company”, refers to Biomedical Technology Solutions Holdings, Inc. and its subsidiaries on a consolidated basis.

Note 1—Nature of Business and Risk Management

We market the Demolizer® II System.   The Demolizer® II System is a tabletop device that converts infectious biomedical waste into non-biohazardous material.   The Demolizer® II System also includes components that have been upgraded to incorporate enhanced process controls, safety features, and integrated quality systems.   We earn revenue by selling or leasing our products to our customers. BMTS targets medical clinics, nursing homes, dentists, pharmacies, veterinarians, professional sports teams, colleges, and defense industries, which make up the estimated 1,000,000 low-medium volume infectious waste generators in the U.S.  Additionally, we are in development of a portable product suitable for use by in home care providers and individuals who require safe and convenient disposal of their personal biomedical waste.

The Company has incurred significant operating losses since inception. Net cash used in operating activities during the years ended December 31, 2008 and 2007, was $1,122,556 and $891,506, respectively. Initially, these conditions raised some issues indicative of the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the continued success of its plans to sell its products  through its distribution networks and its new entity HealthCare Sales Professionals, Inc. (“HCSP”).  Additionally, the Company issued a Private Placement Memorandum for its Series A Convertible Preferred Stock and Warrant offering totaling up to $1,000,000 in February 2009. To date, the Company has raised and or has commitments totaling $250,000 for this offering.  The Company also plans to establish a line of credit for working capital purposes and is pursing the sale of its land as noted on its balance sheet.  These plans mitigate the conditions noted above. However, there can be no assurances that the Company will continue to be successful in borrowing money or raising capital.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of BioMedical Technology Solutions Holdings, Inc. (“the Company”) and its wholly owned subsidiaries, BioMedical Technology Solutions, Inc. (“BMTS”), BMTS Properties, Inc., Healthcare Sales Professionals, Inc. (“HCSP”) and BMTS Leasing LLC. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For example, we make estimates of the amount of receivables we will collect, the useful lives of our assets, the number of products that will be returned under

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warranty and our income tax liabilities. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Fair Value of Financial Instruments:

We value our financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

Our financial instruments primarily consist of cash and cash equivalents, accounts receivable, prepayments and deposits, short-term note payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Environmental Matters:

We do not have environmental liabilities recorded at December 31, 2008 nor are we aware of any issues that could initiate the need for environmental remediation.

Cash Equivalents and Short-Term Investments:

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of certificates of deposit, which mature in less than one year.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. There was no bad debt expense for the years ended December 31, 2008 and 2007, respectively.  Past due accounts (more than 90 days) totaled $4,600 at December 31, 2008.

Inventory Valuation:

Inventories are valued at cost, which is not in excess of current market prices and are maintained on the first-in-first-out method.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization, which include the depreciation of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	1.5 years
Computer equipment	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Molds and tools	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Intangibles:

Indefinite lived intangibles are not amortized but are subject to an annual impairment test. According to Statement of Financial Accounting Standards (“SFAS”) No. 142, other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademark and licenses have indefinite lives and accordingly, are not amortized.

Revenue Recognition:

Revenues from product sales are recognized at the time the goods are shipped to the ordering customer.

Revenues from leasing products are recognized under the Operating Method.   Under this method, we record each rental receipt as rental revenue.  We depreciate the leased product in the normal manner with depreciation expense of the period matched against the rental revenue.  The amount of revenue recognized in each accounting period is a level amount (straight-line basis) representing the time period in which our customer derives benefits from our product.  Revenues from leasing products were immaterial in 2008 and 2007.

In addition to the depreciation charge, we expense maintenance costs and the costs of any other services rendered under the lease as incurred.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unearned revenues consisted of extended warranties collected in advance.  Following is a summary of extended warranties for the years ended December 31, 2008 and 2007:

	Years Ended
	December 31,
	2008	2007
Beginning of year balance	$ 13,591	$ 6,747
Cash received from customers	23,394	19,339
Revenue recognized in earnings	(1,869)	(12,495)
End of year balance	$ 35,116	$ 13,591

Stock-Based Compensation:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance.

On January 1, 2006, we adopted the provisions of SFAS No. 123R which requires the measurement and recognition of compensation expense for all stock-based payment awards made to our employees and directors. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. Our expected volatility is based upon the historical experience of a selected peer group, as there is no established trading market for our stock. The expected term of the stock options is based upon its legal life. The risk-free interest rate assumption is based upon the average of the U.S. Treasury three and five-year yield rates. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Selected Operating Expenses:

Research and development costs are charged to earnings as incurred and were $66,386 and $93,322, respectively in 2008 and 2007.

Income Taxes:

We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2008 and 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.  Deferred income tax liabilities and assets are determined based on the differences between the financial statement and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Loss per Common Share:

SFAS 128, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At December 31, 2008, the Company has options outstanding that could be exercised representing a total of 3,604,181 additional shares.  All have been excluded from the weighted average share calculation because they would be anti-dilutive.

Related Parties:

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment Reporting:

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in the financial statements. The Company operates in one principal reportable segment in the United States.

New Accounting Standards:

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company has not determined the impact on its financial statements of this accounting standard.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not determined the impact on its financial statements of this accounting standard.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company has not determined the impact on its financial statements of this accounting standard.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted The Company has not determined the impact on its financial statements of this accounting standard.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company has not determined the impact on its financial statements of this accounting standard.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company has not determined the impact on its financial statements of this accounting standard.

Note 3—Reverse Merger

On August 21, 2008 CET Services, Inc. (CET) completed a reverse merger with Biomedical Technology Solutions,  Inc. whereby CET issued 8.72 new shares of common stock for each surrendered share of BMTS common stock.  Commensurate with the merger, CET was reincorporated as Biomedical Technology Solutions Holdings, Inc.  The Company declared a one share for three share reverse stock split effective as of the merger date.  Since the shareholder interests of BMTS received approximately 94% of the voting interest in the Company, BMTS is deemed to be the acquirer for accounting purposes.  Accordingly, the financial statements presented herewith are those of BMTS on an historical basis and include the accounts and operations of CET from the merger date.  The operations of CET were terminated at the merger date although the Company continues to incur certain expenses of ownership related to its land held for development

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or sale. All share and per share amounts have been adjusted from prior year amounts to reflect the recapitalization of the Company and the reverse stock split.

The business combination with CET has been accounted for as a reverse merger. The 1,875,663 outstanding shares held by CET’s shareholders prior to the merger are considered to be issued by the Company at the merger date in exchange for the net assets of CET, $1,164,504 at that date.

The net assets of CET consisted of the following at the merger date:

Cash	$ 875,000
Note receivable	146,000
Land held for development	615,000
1,636,000
Land note payable	(471,496)
Net assets	$ 1,164,504

As a result of the Merger, BMTS shareholders continue to exercise control over the Company, the transaction is deemed to be a capital transaction whereby the CET is treated as a non-business entity. The Company has no plans to continue the prior business of CET. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets were recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. Land previously held for development by CET and now by BMTS Properties, Inc., is carried at an amount considered to be its fair value based upon a current independent appraisal of its liquidating value. The note payable is collateralized by the land parcel and is due upon the sale or transfer of  the land.  Interest is payable monthly at the rate of 2% per annum.  The note receivable of $146,000 is due from an entity formerly related to CET and was due in full on December 31, 2008 including interest calculated at 4% per annum and was subsequently repaid in full in January 2009.

BMTS is treated as the acquirer for accounting purposes. Therefore, the historic financial statements prior to the Merger are those of BMTS and post merger, the financial statements represent the consolidated financial position and operating results of Company and its wholly-owned subsidiaries. All retained earnings of CET were recapitalized to additional paid in capital as of the merger date.

Note 4—Related Party Transactions

In 2007, a shareholder converted a promissory note, totaling $150,000, into 100,000 shares of our common stock.  No gain or loss was recorded on the transaction.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Balance Sheet Details

Inventory:

Inventory consisted of the following classifications as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Raw Materials	$ 184,228	$ 263,663
Work-in-process	-	15,900
Finished Goods	226,288	51,364
	$ 410,516	$ 330,927

Property and equipment:

Listed below are the major classes of property and equipment as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Equipment leased to customers	$ 18,495	$ 17,871
Computer equipment	46,097	36,039
Office equipment	20,366	20,366
Furniture and fixtures	11,874	9,474
Molds and tools	68,428	66,428
Computer software	23,433	22,434
Leasehold improvements	5,524	5,524
	194,217	178,136
Less: accumulated depreciation	(131,709)	(89,317)
	$ 62,508	$ 88,819

Depreciation expense was $42,392 and $44,750, respectively, for the years ended December 31, 2008 and 2007.

Intangibles:

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill and other indefinite lived intangibles are no longer amortized and are subject to an annual impairment test, or to more frequent testing if circumstances indicate that they may be impaired. In 2008 and 2007 we performed our annual impairment evaluations and determined that there was no impairment. At December 31, 2008 and 2007, we had $149,981 and $140,797, respectively, of indefinite lived intangibles that consist of trademarks and environmental licenses and permits for which we performed an annual impairment test, and determined there was no

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment.   In accordance with SFAS 142, other intangible assets will continue to be amortized over their useful lives.

During the years ended December 31, 2008 and 2007, we recorded legal and other incidental costs totaling $88,218 and $113,067, respectively, in connection with our Demolizer II patent with an amortization period of five years. In 2008 and 2007, we assigned $9,184 and $25,307, respectively to trademarks with indefinite lives.

As of December 31, 2008 and 2007, the carrying values of our major types of intangible assets are as follows:

	December 31,
Limited-life intangibles	2008	2007
Patent	$ 265,349	$ 177,131
Customer list	15,000	15,000
	280,349	192,131
Less: accumulated depreciation	(89,835)	(45,852)
	190,514	146,279

Indefinite-life intangibles
Trademark	44,981	35,797
Licenses and permits	105,000	105,000
	149,981	140,797
	$ 340,495	$ 287,076

Amortization expense was $43,983 and $29,280 for the years ended December 31, 2008 and 2007, respectively.

Accrued Liabilities:

Accrued liabilities consisted of the following accounts as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Accrued payroll	$ 63,199	$ 59,713
Deferred rent	3,200	-
Accrued interest payable	809	-
	$ 67,208	$ 59,713

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable:

At December 31, 2008 we were obligated under the terms of promissory notes, primarily issued for working capital, in the amount of $185,000. The promissory notes are unsecured and carry an interest rate of 12 percent. The notes mature on or before December 31, 2009.  The weighted average interest rate on short-term obligations outstanding as of December 31, 2008 was 12 percent.  The average dollar amount of the borrowings in 2008 and 2007 was $173,000 and $175,000, respectively and interest expense on short-term borrowings was $20,750 and $3,800 for 2008 and 2007, respectively.

Additionally, at December 31, 2008, the company was obligated under short term insurance premium financing agreements having an aggregate yearend balance of $32,972, payable in installments of $5,017, including interest 8% per annum.

Note 6—Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following components as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Selling	$ 417,947	$ 215,529
General office	970,304	764,376
Depreciation and amortization	78,065	74,030
Travel	136,265	43,333
Other	198,892	311,466
	$ 1,801,474	$ 1,408,734

Note 7—Income Taxes

The Company accounts for income taxes under SFAS 109, which requires the use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax provision (benefit) for the year ended December 31, 2008 and 2007 is summarized below:
	2008	2007
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(208,000)	(198,000)
State	(32,000)	(28,300)
Total deferred	(240,000)	(226,300)
Increase in valuation allowance	240,000	226,300
Total provision	$-	$-

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	2008	2007
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.63%	4.63%
Permanent differences (FAS123R Expenses)	1.33%	1.02%
Effect of net operating loss attributed to corporation	(39.96%)	(39.65%)
	0.0%	0.0%

Components of the net deferred income tax assets at December 31, 2008 and 2007 were as follows:

Deferred tax assets:
Net operating loss carryovers	$1,297,006	$1,057,345
Other - Permanent Differences	(1,119)	(93,545)
Valuation allowance	(1,295,887)	(963,800)
	$-	$-

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $1,295,887 valuation allowance at December 31, is necessary to reduce the deferred tax assets to an amount that will more likely than not be realized. The change in the valuation allowance for the current year is $332,087.  At December 31, 2008, the Company had net operating losses available to offset future taxable income which expire in years 2025 through 2028.

We are currently evaluating the impact of the adoption of FIN 48; however we do not expect that it will have a material impact on our consolidated financial statements.

Note 8—Shareholders’ Equity

Preferred Stock:

We are authorized to issue 10,000,000 shares of $.001 par value preferred stock. The Company’s Articles of Incorporation authorize the Company’s Board of Directors to establish the number of preferred shares to be included in each series and to fix the designation and relative powers, including voting powers, preferences, relative participating, optional and other rights, qualifications, limitations and restrictions of each series. There were no shares of preferred stock issued or outstanding at December 31, 2008 and 2007.

Common Stock:

In February 2007, BMTS commenced an offering of shares of its common stock on a “best efforts” basis at an offering price of $.69 per share.  The Company sold 1,293,870 shares of common stock for proceeds of $890,000 during 2007. During 2008, the Company sold an aggregate of 690,549 shares of common stock for gross proceeds of $475,000.

Additionally during 2007, a note payable in the amount of $150,000 was converted into 290,757 shares of common stock at the request of the note holder.

Stock Based Compensation Expense:

Stock-based compensation was related solely to stock options that vested during 2008 and 2007.  During the year ended December 31, 2008 and 2007, we recognized compensation expense of $79,425 and $266,809, respectively, for stock options which is reflected in the consolidated statements of operations.  The following table presents details of the total stock-based compensation expense resulting from stock option awards included in the consolidated statements of income:

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 31,
	2008	2007
Selling, general and administrative expenses	$ 79,425	$ 266,809
Effect on pre-tax loss	79,425	266,809
Tax effect of stock-based compensation expense	-	-
Effect on net loss	$ 79,425	$ 266,809

As of December 31, 2008, there was $170,791 of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a period of approximately three years.

Stock Options:

Options granted to officers and employees in between 2007 and August 2008 vest from one to three years and have a maximum term not to exceed 7 years. In August 2008, the Company’s Board of Directors allocated 2,000,000 shares of the Company’s common stock for issuance under the 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan policy is as follows: (1) the exercise price of each Incentive Stock Option shall not be less than one hundred percent (100%) of the fair market value of the stock subject to the Option on the date the Option is granted. The exercise price of each Nonstatutory Stock Option shall be any price set by the Board or Committee (2) the maximum term of an option granted may not exceed 10 years.(3) three year vesting period, vesting annually as long as the optionee remains an employee or, or consultant to the Company.

Option activity for the years ended December 31, 2008 and 2007 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Life	Value
Outstanding at January 1, 2007	2,035,301	$0.34	5.85 years	$ -
Granted	944,961	$0.34	5.85 years	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding at December 31, 2007	2,980,262	$0.34	5.85 years	-
Granted	769,298	$1.02	6.51 years	-
Exercised
Cancelled	(145,379)	$0.69		-
Outstanding at December 31, 2008	3,604,181	$0.50	5.15 years	$ -
Exercisable at December 31, 2008	2,925,626	$0.37	5.07 years	$ -

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant-date fair value of options granted during the years ended December 31, 2008 and 2007 were $239,923 and $104,325, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 were $-0- and $-0-, respectively.

Outstanding options at December 31, 2008 had a weighted average remaining contractual life of 5.15 years with an aggregate intrinsic value of $-0-. Exercisable options at December 31, 2008 had a weighted average remaining contractual life of 5.07 years with an aggregate intrinsic value of $-0-.

Compensation expense for all stock-based compensation awards granted in 2008 and 2007 was valued using the Black-Scholes option pricing model.  The share prices used in the calculations were determined by our Board of Directors based on contemporaneous sales of common stock to unrelated third-parties. The expected term of options granted was estimated by management and is within the safe-harbor provisions of the SEC. The expected volatility of our share price is based upon the market prices of a peer group of companies. The expected dividend yield is zero. The risk-free interest rate is based on the average of the U.S. Treasury T-Bills and 1-year yield rates.

Assumptions used in the Black-Scholes model are presented below:

Risk free interest rate	5.00%
Dividend yield	0.00%
Volatility factor	42%
Weighted average expected life	4 years

Common Stock Redemptions and Cancellation:

Pursuant to an agreement dated September 13, 2006, the Company has the right (but not the obligation) to re-purchase up to 1,453,787 of the shares of common stock then held by a principal shareholder, at $.34 per share through December 31, 2008 and 872,272 shares of common stock at $.69 per through December 31, 2009.  Through December 31, 2008, the Company has repurchased 1,126,685 shares of its common stock from the principal shareholder for $387,500.

In addition, the principal shareholder voluntarily returned 109,034 shares of the Company’s common stock to the Company in 2007.  All returned shares have been cancelled and returned to unissued status.  There were no treasury shares outstanding as of December 31, 2008.

 Note 9—Lease Commitments

We lease office and warehouse space under operating lease agreements, which expire at various dates over the next year. The leases for most of the properties contain renewal provisions.

At December 31, 2008, there were no minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year.

Rent expense for 2008 and 2007 was $87,505 and $120,485, respectively.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10— Concentrations and Credit Risk

Our sales are concentrated in the medical waste disposal industry, which is highly competitive and rapidly changing. Significant technological changes in the industry, changes in customer requirements, changes in product costs and selling prices, or the emergence of competitor products with new features, capabilities, or technologies could adversely affect our operating results.

Our revenue is concentrated in the Demolizer® II System, consumable sharps and red bag waste collectors, replacement filter cartridges, and ancillary small supplies such as carts, labels, wall mounting brackets, etc.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of accounts receivable. Credit risk on trade receivables is minimized as a result of the large size of our customer base. However, periodically the Company does encounter higher percentages of customer concentration when larger distributors purchase inventory stocking levels. We perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses.

The Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to develop and evaluate environmentally sound methods for management of solid waste.  In addition, the Act requires EPA to establish a “cradle-to-grave” management system for solid wastes that are identified as hazardous.  Infectious medical waste falls within this category.

OSHA regulations have also been established to limit on-the-job exposure to blood and potentially infectious materials that could result in transmission of blood borne pathogens and lead to disease or death.  Failure to comply with OSHA regulations can result in fines of up to $70,000 based on criteria outlined in the OSHA instructions CPL 2.45B CH-4.

Note 11 —Subsequent Events

On February 19, 2009 the Company began  a private offering consisting of Series A Convertible Preferred Stock and Warrants. The Company is offering up to 500,000 Units, each Unit consists of two (2) shares of Series A Convertible Preferred Stock and one (1) Warrant on a “best efforts” basis. The shares are offered at the price of $2.00 per Unit. The minimum subscription is $10,000. The Company is also reserving the right to increase the offering by up to an additional 250,000 Units or $500,000, to cover over-subscriptions. The terms of the Preferred Stock and Warrants are as follows:

Description of Series A Preferred Stock:

Stated Value:	$1.00 per share

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Voting Rights:

Each share of preferred stock shall grant to the holder the right to a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of preferred stock, voting together, as a class, with all shares of Common Stock eligible to vote on any matter presented to the shareholders of the Company for ratification or approval.

Dividend:

Holders of the preferred stock shall be entitled to receive a dividend equal to 10% per annum of the Stated Value of the shares, payable quarterly in arrears.  The dividend shall be payable, at the option of the Company, in shares of the Company’s common stock valued at the 30 day VWAP, or in cash.

Redemption Right:

The Company shall have the right to call for redemption the preferred stock upon 30 days’ notice for a redemption price equal to the sum of (i) the Stated Value of the shares, plus (ii) the accrued and unpaid dividends outstanding and payable on the shares. The holder of any shares of Series A Preferred shall have until the date immediately preceding the redemption date to convert such shares into shares of Common Stock.

Conversion:

Each share of preferred stock is convertible into shares of Common Stock, at any time, at the option of the holder, at the Conversion Price, subject to adjustment under certain circumstances. In addition, the shares of preferred stock will automatically convert into shares of Common Stock at the Conversion Price in the event (i) the closing price of the Company’s Common Stock on its Principal Market has equaled or exceeded at least $2.00 per share for 10 consecutive trading days, and (ii) the resale of the Conversion Shares under the Securities Act of 1933, as amended (the “Securities Act”) can be undertaken pursuant to Rule 144 under the Securities Act.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion Price:

The Series A Preferred is convertible into a number of shares of Common Stock (the “Conversion Shares”) determined by dividing (i) the Stated Value of such share or shares of Preferred Stock plus all accrued and unpaid dividends thereon, by (ii) the average closing bid prices for the Common Stock, as reported by Bloomberg L.P., on the principal market for the Company’s Common Stock (the “Principal Market”) during the period of five (5) Trading Days ending with the last Trading Day prior to the date of conversion (the “Conversion Date”)  (the “Market Price”), after (ii) discounting the Market Price by 25% to determine the conversion price (the “Conversion Price”).  However, in no event shall the Conversion Price be greater than $1.50 per share or less than $.75 per share, adjusted for any subsequent stock splits, stock dividends or reverse stock splits (the “Maximum Conversion Price” and “Minimum Conversion Price,” respectively).

Liquidation Preference:

$1.00 per share of Preferred Stock, senior to the rights of holders of Common Stock, subject to subordination of their interests if required by any new financing obtained by Company and approved by the board of directors.

Description of Warrants	Each Warrant grants to the holder the right to purchase for a period of 18 months one additional share of Common Stock at an exercise price of $1.50 per share. (the “Exercise Price”).

Redemption of Warrants:

The Company will have the right to redeem any and all outstanding and unexercised Warrants at a redemption price of $.01 per Warrant upon 30 days' written notice in the event (i) a registration statement has been filed and is in effect covering the issuance of the shares of Common Stock underlying the Warrants and such shares are not subject to a lock-up, (ii) there exists a public trading market on a national securities exchange, the Nasdaq SmallCap Market or Nasdaq National Market, AMEX or the OTC Electronic Bulletin Board for the Company's Common Stock, and (iii) the closing bid or sales price of the Company's Common Stock has equaled or exceeded 200% of the then Exercise Price of the Warrant for ten or more consecutive trading days.

Under the terms of the Series A Convertible Preferred Stock and Warrants offering above, the company may incur a beneficial conversion charge in connection with the sale of Convertible Preferred Stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15 (e) under the Securities and Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms, and that such information is accumulates and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure, controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rules 13a-15(e) of the Exchange Act. Based on this Evaluation, the CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

During the quarter ended December 31, 2008 there were no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Disclosure Controls and internal controls will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake, additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will cussed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The current management of the Company consists of the following persons:

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Donald G. Cox	51	CEO, President and Director	2005
David A. Kempf	50	Chief Financial Officer/Chief Operating Officer and Director	February 2009
Gex Richardson	45	Secretary, General Counsel and Director	2005
William Sparks Clifford L. Neuman	55 60	Director Director	2008 February 2009

Donald G. Cox has been CEO, President and Director of the Company since its inception in 2005. From 2003 to 2004, he served as CEO of Community Mortgage Group, a mortgage bank. From 2000 to 2002, he was co-founder, President and CEO of Body, Art and Science, a high-end sport supplement and nutrition company. From 1998 to 2000, he was the Founder and CEO of Juices Wild, a smoothy store franchise chain in the U.S. He was the Co-Founder and CEO of Pretzelmaker, Inc., an international retail franchise chain with 48 stores located in 5 countries. He also created and owned Fitness Unlimited and Florida Fitness, two fitness chains in Florida. Mr. Cox attended St. Petersberg Junior College in 1977.

David A. Kempf has been Chief Financial Officer/Chief Operating Officer and Director of the Company since February, 2009. From July 2005 to January 2009 he served as CFO of InPhase Technologies, Inc, a venture capital backed holographic storage company. David has held CFO positions with Picolight, Inc., Loanbright, Inc., and International Verifact. In addition, he has held senior level positions with AMBIS, Ectron Corp., AMETEK and Redken Labs. Mr. Kempf received his BS degree in Business Administration from United States International University in 1980.

Gex Richardson has been General Counsel and a Director of the Company since inception. He is also Senior Vice President and General Counsel of Glenn Wright Construction and Development, Inc., based in Florida. Previously, he was Of Counsel to Akerrman Senterfitt, a Florida based law firm. Mr. Richardson has a BS degree in finance from the University of Florida (1986) and a JD degree from the University of Florida (1988).

William Sparks, has been a director since April 2008. He is the founder of Med Tech Associates, a national manufacturers’ representative firm, and launched MedPro Associates in June 2007. Based in Idaho Springs, Colorado, Med Tech and Med Pro Associates provide national representation to manufacturers selling into the health care markets. Mr. Sparks received a BA in Business Administration from St. Mary’s College, Winona, Minnesota, in 1975.

Clifford L. Neuman has served as a Director of the Company since February 2009. Mr. Neuman is a licensed, practicing attorney and a partner in the law firm Clifford L. Neuman, P.C. located in Boulder, Colorado. Mr. Neuman serves as securities counsel to the Company. Mr. Neuman received his BA degree from Trinity College in 1970 and his Juris Doctorate degree from the University of Pennsylvania School of Law in 1973.

There are no family relationships among the directors and executive officers. Except as set forth below, none of the directors or executive officers has, during the past five years:

(a)

had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of, such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	been convicted in a criminal proceeding or subject to a pending criminal proceeding;
(c)

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)

been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Meetings and Committees of the Board of Directors

       a.       Meetings of the Board of Directors

       During the fiscal year ended December 31, 2008, 13 meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Meetings are conducted either in person or by telephone conference.

        Outside Directors do not receive compensation but are reimbursed their expenses associated with attendance at such meetings or otherwise incurred in connection with the discharge of their duties as a Director.  Directors may receive a grant of options at the date of their appointment and could receive an additional grant of options to purchase shares of common stock, as long as they continue to serve as directors.

       b.       Committees

       The board appoints committees to help carry out its duties. In particular, board committees work on key issues in greater detail than would be possible at full board meetings.  Each committee reviews the result of its meetings with the full board.

       During the year ended December 31, 2008, the board had not appointed a standing audit committee, a standing compensation committee, and a standing nomination and corporate governance committee.  Effective February, 2009, those standing committees were formed.

Audit Committee

       The audit committee is composed of the following directors:

David A. Kempf
William Sparks
Clifford L. Neuman

Donald G. Cox, ex officio

       The Board of Directors has determined that Messrs. Sparks and Neuman are "independent" within the meaning of the American Stock Exchange's listing standards.  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       David A. Kempf, a member of the audit committee, qualifies as an "audit committee financial expert" within the meaning of Item 401(e)(2) of Regulation SB.

       During the fiscal year ended December 31, 2008 the audit committee had not been formed and had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

-	reviews with management, the external consultants and the independent auditors policies and procedures with respect to internal controls;

-	reviews significant accounting matters;

-	approves any significant changes in accounting principles of financial reporting practices;

-	reviews independent auditor services; and

-	Recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

       In addition to its regular activities, the committee is available to meet with the independent accountants, external consultants whenever a special situation arises.

       The Audit Committee of the Board of Directors has adopted a written charter, which has been previously filed with the Commission.

Audit Committee Report

       The Audit Committee has reviewed and discussed the audited financial statements with management and with Cordovano and Honeck, LLP and the matters required to be discussed by SAS 61.  The Audit Committee has received the written disclosures and the letter from Cordovano and Honeck, LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for filing with the Commission.

By the Audit Committee

David A.Kempf

Clifford L. Neuman

William Sparks

Donald G. Cox

Compensation Advisory Committee

       The compensation advisory committee is currently composed of the following directors:

David A.Kempf
William Sparks
Clifford L. Neuman

Donald G. Cox, ex officio

The Board of Directors has determined that Messrs. Sparks and Neuman are "independent" within the meaning of the NASDAQ listing standards.  For this purpose, a compensation committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

       During the fiscal year ended December 31, 2008 the compensation advisory committee had not been formed and had no meetings.  The compensation advisory committee:

-

Recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

-	administers our compensation plans for the same executives;

-	determines equity compensation for all employees;

-	reviews and approves the cash compensation and bonus objectives for the executive officers; and

-	reviews various matters relating to employee compensation and benefits.

Nomination Committee

       The nomination committee was composed of the following directors:

David A.Kempf
William Sparks
Clifford L. Neuman

Donald G. Cox, ex officio

       Of the currently serving members, Messrs. Sparks and Neuman, would each be deemed to be independent within the meaning of the American Stock Exchange's listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

        The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Donald G. Cox Chief Executive Officer or David Kempf, Chief Financial Officer, at the Company's principal executive offices and provide, in writing the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2009.

        The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

        All director nominees identified in this proxy statement were recommended by our President and Chief Executive Officer and unanimously approved by the board of directors.

Shareholder Communications

        Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Donald G. Cox, Chief Executive Officer, at the principal executive offices of the Company.  The board of directors will consider any such written communication at its next regularly scheduled meeting.

        Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

        Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended December 31, 2008.  Our Code of Business Conduct and Ethics can be found at our website address:  http://www.bmtscorp.com.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, BioMedical Technology Solutions Holdings, Inc., 9800 Mt. Pyramid Court # 350, Englewood, CO  80112.  Further, our Code of Business Conduct and Ethics is filed as an exhibit to this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders, except that Mr. Kempf, our CFO/COO and Director failed to file one report covering four transactions in a timely fashion; Mr. Sparks, a Director, failed to file one report covering one transaction in a timely fashion; Mr. Neuman, a Director, failed to file one report covering one transaction in a timely fashion; and, Mr. Bricken, a 10% or more shareholder, failed to file one report covering one transaction in a timely fashion .  In making these statements, the Company has relied on the written representation of its Directors, Officers and any persons holding more than ten percent (10%) of the Company's common stock or copies of the reports that they have filed with the Commission.

Code of Business Ethics

We have a Code of Business Ethics that governs all of our employees, including our CEO, CFO, principal accounting officer or persons performing similar functions.  We will provide a copy of our code free of charge to any person upon written request to us at the following address 9800 Mt. Pyramid Court, Suite 350, Englewood, CO 80112.

ITEM 11.  EXECUTIVE COMPENSATION

The following information relates to all aspects of executive compensation currently paid by BMTS to its executive officers and directors.  Following completion of the merger, no immediate change in the compensation and benefits paid to such persons is expected.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO") of, and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(1)	Total
	2008	$200,000	0					$50,000	$250,000
Donald G. Cox	2007	$150,000	0	0	581,515	581,515	0	$50,000	$200,000
	2006	$150,000	0	0					$150,000

(1) Represents deferred compensation.

Set forth below is information on the current employment commitments to Company executives:

Name	Position	Salary
Donald G. Cox	CEO	$200,000 per year
David A. Kempf	CFO/COO	$195,000 per year
Gex Richardson	General Counsel	None

No director of the Company receives any compensation for their services as directors. Outside directors may be granted options; however, there is no commitment to do so.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year of 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Donald Cox
	581,515	0	0	$0.34	10/01/14	0	0	0	0
Gex Richardson	1,453,786	0	0	$0.34	10/01/13	0	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company common stock as of April 13, 2009 by (i) each Company director, (ii) each of the Company’s executive officers named in the summary compensation table, (iii) all of such named executive officers and directors as a group, and (iv) all those known by Company to be beneficial owners of more than five percent of Company common stock.  Except as shown otherwise in the footnotes to the table, the address of each person listed is BioMedical Technology Solutions Holdings, Inc., 9800 Mt. Pyramid Court, Suite 350, Englewood, Colorado  80112.

	BENEFICIAL OWNERSHIP(1)
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES		PERCENT OF TOTAL(2)
Donald G. Cox	10,249,195	(3)	37.00
Jon Bricken	6,905,486		24.93
David A. Kempf	303,000	(6)	1.08
Gex Richardson	2,689,505	(4)	9.71
William Sparks	377,863	(5)	1.36
William Dudziak	2,035,301		7.35
Clifford L. Neuman	10,000	(7)	0.04
Executive Officers and Directors As a Group (5 persons)	13,626,563		49.19

__________________________________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Company’s common stock subject to options and warrants currently exercisable within 60 days of the date of this 10-K, are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage of any other person or entity.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

Percentage of ownership is based on 27,702,181 shares of common stock outstanding as of December 31, 2008.

(3)  Includes warrants exercisable to purchase 581,515 shares of common stock at an exercise price of $0.34 per share.

(4)  Includes warrants exercisable to purchase 1,453,787 shares of common stock at an exercise price of $0.34 per share.

(5)  Includes warrants exercisable to purchase 29,076 shares of common stock at an exercise price of $0.34 per share.

(6) Includes options  to purchase 300,000 shares of common stock under the Company’s 2008 Equity Incentive Plan. The options vest ratably over three years and once vested are exercisable to purchase until February 2019 at an exercise price of $1.00 per share. Additionally, includes 3,000 shares of common stock purchased into a personal self directed IRA account.

(7) ) Includes options to purchase 10,000 shares of common stock under the Company’s 2008 Equity Incentive Plan exercisable until February 2019 at an exercise price of $1.00 per share.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to our 2008 Equity Incentive Plan, the only compensation plan that was approved by our shareholders upon completion of the reverse merger in August 2008. Prior to August 2008, the Company issued options and warrants to employee and consultants of the Company and are included in the table below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1), (2)	3,604,181	$0.50	1,650,000
Equity compensation plans not approved by security holders	None		None
Total	3,604,181	$0.50	1,650,000

(1)  Represents stock options issued under the 2008 Equity Incentive Plan, 2,000,000 common shares authorized under the Plan

(2) Represents stock options and warrants issued to purchase unregistered common shares of the Company.

To the knowledge of management, there are no present arrangements that may result in a change of control of the Company

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In 2007, a principal shareholder, Bill Dudziak, converted a promissory note, totaling $150,000, into 100,000 shares of our common stock.  No gain or loss was recorded on the transaction.

Pursuant to an agreement dated September 13, 2006, the Company has the right (but not the obligation) to re-purchase up to 1,453,787 of the shares of common stock then held by Jon Bricken, a principal shareholder, at $0.34 per share through December 31, 2008 and 872,272 shares of common stock at $0.69 per through December 31, 2009.  Through December 31, 2008, the Company has repurchased 1,126,685 shares of its common stock from Mr. Bricken for $387,500.

In addition, Mr. Bricken, the principal shareholder, agreed to return 109,013 shares of the Company’s common stock to the Company in 2007.  All returned shares have been cancelled and returned to unissued status.  There were no treasury shares outstanding as of December 31, 2007.

In December, 2008, William Sparks, a director, loaned the Company the sum of $75,000.  Interest, which accrues at the rate of 12% per annum, is convertible at the option of Mr. Sparks into shares of the Company’s common stock at a conversion price of $.75 per share. To date, no interest has been paid or converted.

Sale of Certain Assets

Concurrently with the foregoing, CET sold to Steven Davis and Craig Barto, former Directors of the CET, all of its interest in its former wholly-owned subsidiary Community Builders, Inc.  Community Builders was a controlled subsidiary that owned CET’s remaining real property interests.  In the transaction, Community Builders conveyed to BMTS its interest in property located at 1550 S. Idalia Court, Aurora, CO and retained its interest in property held by Arizona Avenue LLC and property located at 7335 Lowell Blvd. and 7215 Mead Street, both in Westminster, CO.  In consideration of the foregoing, Messrs. Davis and Barto paid to CET the sum of $656,000, of which $510,000 was paid at Closing and the balance of $146,000 was evidenced by a Promissory Note in favor of BMTS guaranteed by Messrs. Davis and Barto, due and payable December 31, 2008.  That promissory note was paid in full in January 2009.

Director Independence

The following members of the Company’s Board of Directors are independent directors as that term is defined by NASDAQ Rule 4200(a)(15): Clifford L. Neuman and William Sparks.  Messrs. Sparks and Neuman, members of the Company’s Audit Committee, whose members are Kempf, Sparks and Neuman meet the Audit Committee independence requirements of NASDAQ Rule 4350(d).

Item 14.  Principal Accountant Fees and Services

The following table sets forth fees billed to us by Cordovano and Honeck, LLP, our registered public accounting firm and Kisch, Leake & Associates, P.C. our income tax professionals, during the fiscal years ended December 31, 2008 and December 31, 2007 respectively for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other services rendered.

	December 31,	December 31,
	2008	2007

Audit Fees	$20,000	$ ,
Audit-Related Fees	--	--
Tax Fees	1,250	1,000
All Other Fees (audit of acquired subsidiary)	14,467	--
Total fees	$35,717	$1,000

PART IV

ITEM 15.  EXHIBITS

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission").  You may read and copy any document we file at the Commission's Public Reference Rooms in Washington, D.C.  Please call the Commission at 1-800-SEC-0330 for further information on the Public Reference Rooms.  You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

The Commission allows us to "incorporate by reference" the information we file with them, which means that we can disclose important information to you by referring you to those documents.  The information incorporated by reference is considered to be part of this filing, and later information that we file with the Commission will automatically update and supersede this information.  We incorporate by reference the documents listed below and any future filings we make with the Commission under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934:

Exhibit No. Title

*	1.1	Articles of Incorporation
*	1.2	Bylaws
***	1.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
**	99.1	Audit Committee Charter
**	99.2	Compensation Committee Charter
**	99.3	Nominating and Corporate Governance Committee Charter
***	31.	Certification required by Section 13a-14(a) of the Exchange Act.
***	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________

*

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 21,

2008 as filed with the Commission on August 27, 2008.

**

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 11,

2009 as filed with the Commission on February 17, 2009.

***

Filed herewith.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. (Registrant)

Date: April 13, 2009	By: _/s/ Donald G. Cox___ Donald G. Cox, President and Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Donald G. Cox

Date:

April 13, 2009

Donald G. Cox, President, President,

Chief Executive Officer and Director

By:

/s/ David A. Kempf

Date:

April 13, 2009

David A. Kempf,

Chief Financial Officer , Chief Operating

Officer and Director

By:

/s/ Gex Richardson

Date:

April 13, 2009

Gex Richardson, Secretary, General

Counsel and Director

By:

/s/ William Sparks

Date:

April 13 2009

William Sparks, Director

By:

/s/ Clifford L. Neuman

Date:

April 13 2009

Clifford L. Neuman, Director