Form 10-Q
period 2009-03-31
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2009-05-15
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission file number 000-53391

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	26-3161860
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

9800 Mt. Pyramid Court # 250

Englewood, CO  80112
(Address of Principal Executive Offices)

Issuer's telephone number:     (303) 653-0100

9800 Mt. Pyramid Court # 350, Englewood, CO 80112
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

As of May 15, 2009, the Registrant had 27,702,181 shares of its Common Stock outstanding.

INDEX - PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by BioMedical Technology Solutions Holdings, Inc., a Colorado corporation  (the Company) , pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and its results of operations for the three month periods ended March 31, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

Assets	3/31/2009	12/31/2008
	(unaudited)	(derived from audited financial statements)
Current assets:
Cash	$ 7,451	$ 29,287
Accounts receivable, net of allowance for doubtful accounts	404,496	259,265
Inventory	417,222	410,516
Prepaid expenses	59,210	90,656
Total current assets	888,379	789,724

Property and equipment, net of accumulated depreciation	69,295	62,508

Intangible assets, net of accumulated amortization	338,442	340,495
Land held for development or sale	615,000	615,000
Note receivable	0	146,000
Deposits	5,000	5,000

	$ 1,916,116	$ 1,958,727

Liabilities and shareholders' equity

Current liabilities:
Notes payable	$ 278,485	$ 217,972
Accounts payable	391,211	335,777
Accrued payroll and other liabilities	141,300	67,208
Deferred income	36,750	35,116
Total current liabilities	847,746	656,073

Long-term debt	471,495	471,495

Shareholders' equity:
Preferred Stock, $.001 par value, 10,000,000 shares authorized Series A Convertible Preferred Stock, $.001 par value
10,000,000 shares authorized, 80,000 shares issued and	71,168	-
outstanding at March 31, 2009, net of expenses
Common stock, $.001 par value
100,000,000 shares authorized,
27,702,181 shares issued and outstanding	27,702	27,702
at March 31, 2009 and December 31, 2008.
Additional paid in capital	4,833,074	4,810,660
Accumulated deficit	(4,335,069)	(4,007,203)
	596,875	831,159

$	$ 1,916,116	$ 1,958,727

See accompanying notes to consolidated financial statements.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Operations
Quarter ended March 31, 2009 and 2008

	March 31
	2009	2008
	(unaudited)	(unaudited)

Net sales	$ 359,305	$ 139,654
Cost of sales	142,375	52,256
Gross profit	216,930	87,398

Other costs and expenses:
Selling, general and administrative	470,706	399,457
Research and development expenses	70,565	17,102
Total operating expenses	541,271	416,559
Loss before non-operating income and expense
and income taxes	(324,341)	(329,161)

Other income and (expense):
Non-operating income	-	-
Other Income	6,376	177
Interest expense	(9,901)	(4,979)
	(3,525)	(4,802)
Net loss before income taxes	(327,866)	(333,963)
Income tax provision	-	-

Net loss	$ (327,866)	$ (333,963)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	27,702,181	25,935,552

See accompanying notes to consolidated financial statements.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Quarter ended March 31, 2009 and 2008

	March 31
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net cash (used in)
operating activities	$(124,663)	(232,910)

Cash flows from investing activities:
Increase in intangible assets	(12,580)	(7,230)
Acquisition of property and equipment	(16,274)	(11,835)
Net cash (used in)
investing activities	(28,854)	(19,065)

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock, net	71,168	-
Proceeds from sale of Common Stock		100,000
Proceeds from notes payable	75,000	130,000
Repayment of notes payable	(14,487)	-
Net cash provided by
financing activities	131,681	230,000

Increase (decrease) in cash	(21,836)	(21,975)
Cash and cash equivalents,
beginning of period	29,287	52,831
Cash and cash equivalents,
end of period	$ 7,451	$ 30,856

See accompanying notes to consolidated financial statements.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1— Basis of Presentation of Interim Period

On August 21, 2008, CET Services, Inc. (CET) completed a reverse merger with Biomedical Technology Solutions, Inc. (BMTS) whereby CET issued 8.72 new shares of common stock for each surrendered share of BMTS common stock.  Commensurate with the merger, CET was reincorporated as Biomedical Technology Solutions Holdings, Inc. (Holdings).  Holdings declared a one share for three share reverse stock split effective as of the merger date.  Since the shareholder interests of BMTS received approximately 94% of the voting interest in Holdings, BMTS is deemed to be the acquirer for accounting purposes.  Accordingly, the financial statements presented herewith are those of BMTS on an historical basis and include the accounts and operations of CET from the merger date. All share and per share information included herein gives effect to the merger and reverse stock split.

Unless the context requires otherwise, “we,” “us” or “our” refers to Biomedical Technology Solutions Holdings, Inc. and its subsidiaries on a consolidated basis.  The Company’s subsidiaries include BioMedical Technology Solutions, Inc (“BMTS”), BMTS Properties, Inc., Healthcare Sales Professionals, Inc. (“HCSP”) and BMTS Leasing, LLC.  The effects of all inter-company transactions and account balances have been eliminated in the consolidation of the companies included in these financial statements.  All share and per share information included herein have been restated to reflect the effects of the merger transaction and the reverse stock split.

The accompanying financial statements of the Company at March 31, 2009 (unaudited) and December 31, 2008 (audited) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in a Current Report on Form 8-K/A and 10-K previously filed with the US Securities and Exchange Commission. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations presented for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 balance sheet has been derived from the Company’s audited financial statements included in the aforementioned Form 10-K.

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of the balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

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

In December, 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

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

Note 3—Notes Payable

At March 31, 2009 we were obligated under the terms of promissory notes, primarily issued for working capital, in the amount of $260,000, including a $75,000 promissory note that was issued in February 2009. The promissory notes are unsecured and carry an interest rate of 12 percent. The notes mature on or before December 31, 2009.

Interest expense on short-term borrowings was $7,576 and $4,979 for the three months ended March 31, 2009 and 2008, respectively.

Additionally, at March 31, 2009, the Company was obligated under short term insurance premium financing agreements having an aggregate initial principal of $51,844, which are being repaid in installments of $5,017 per month including interest at 8% per annum. At March 31, 2009, the balance outstanding was $18,485.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4—Shareholders’ Equity

Private Common Stock Offering

During 2008, the Company sold an aggregate of 690,549 shares of common stock for gross proceeds of $475,000 of which the Company received $100,000 and issued 145,378 shares of common stock in the first quarter of 2008.

Private Preferred Stock Offering

We are authorized to issue 10,000,000 shares of $.001 par value preferred stock. The Company’s Articles of  Incorporation authorize the Company’s Board of Directors to establish the number of preferred shares to be included in each series and to fix the designation and relative powers, including voting powers, preferences, relative participating, optional and other rights, qualifications, limitations and restrictions of each series. Effective February 15, 2009, the Board of Directors authorized 1,500,000 shares of Series A Convertible Preferred Stock.  As of March 31, 2009, the Company sold an aggregate of 80,000 shares of Series A Convertible Preferred Stock for gross proceeds of $80,000. See Item 5 Other Information for a description of the Offering.

Stock Based Compensation Expense

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share based compensation expense included in general and administrative expenses in the Company’s consolidated statements of income for the three months ended March 31, 2009 and 2008 was $22,414 and $6,619, respectively.  As of March 31, 2009, there was $109,435 of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a period of approximately two years.

Common Stock Redemptions and Cancellation

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

In addition, the principal shareholder voluntarily returned 109,034 shares of the Company’s common stock to the Company in 2007.  All returned shares have been cancelled and returned to unissued   status.  There were no treasury shares outstanding as of March 31, 2009.

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

As a result of the Merger, BMTS shareholders continue to exercise control over the Company, the transaction is deemed to be a capital transaction whereby the CET is treated as a non-business entity. The Company has no plans to continue the prior business of CET. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets were recorded as a result of the Merger. Accordingly, the Company did not recognize goodwill or any other intangible assets in connection with the transaction. Land held for development by CET is carried at an amount considered to be its fair value based upon a current

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC., AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

independent appraisal of its liquidating value. The note payable is collateralized by the land parcel and is due upon the sale or transfer of the land.  Interest is payable monthly at the rate of 2% per annum.  The note receivable of $146,000 was due from an entity formerly related to CET and was due in full on December 31, 2008 including interest calculated at 4% per annum. The note was paid in full in January 2009.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Unless the context requires otherwise, “we,” “us” or “our” refers to Biomedical Technology Solutions Holdings, Inc. and its subsidiaries on a consolidated basis.  The Company’s subsidiaries include Biomedical Technology Solutions, Inc (BMTS), BMTS Properties, Inc., Healthcare Sales Professionals, Inc. (“HCSP”) and BMTS Leasing, LLC.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Biomedical Technology Solutions Holdings, Inc. and its wholly owned subsidiaries, BMTS, BMTS Properties, Inc., HCSP and BMTS Leasing LLC. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition

Revenues from product sales are recognized at the time the goods are shipped to the ordering customer.

Revenues from leasing products are recognized under the Operating Method.   Under this method, we record each rental receipt as rental revenue.  We depreciate the leased product in the normal manner with depreciation expense of the period matched against the rental revenue.  The amount of revenue recognized in each accounting period is a level amount (straight-line basis) representing the time period in which our customer derives benefits from our product.  Revenues from leasing products were immaterial in 2009 and 2008.  In addition to the depreciation charge, we expense maintenance costs and the costs of any other services rendered under the lease as incurred.

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. Short-term investments consist of certificates of deposit, which mature in less than one year.

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. There was no bad debt expense for the years ended December 31, 2008. Past due accounts (more than 90 days) totaled $91,280 at March 31, 2009.

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

Results of Operations

Three months ended March 31, 2009 compared to 2008:

Revenue

Revenues were $359,305 in 2009, up from $139,654 in 2008. The increase (157%) reflects increased telesales and marketing efforts in 2008 and into 2009, including a shift from direct sales to the use of established medical products distributors. Our distributors began stocking our product during May 2008.

Cost of Revenue

Cost of revenue for 2009 was $142,375, up from $52,256 in the prior year. The increase (172%) is attributed to increased revenue.  Our cost of sales as a percentage of revenue increased from 37% of revenue for the three months ended March 31, 2008 to 40% for the comparable period of 2009 due to product revenue mix. We expect that this percentage will decrease in the near future due to the Company transferring manufacturing in-house along with decreases related to volume purchases of the materials that comprise our product.

Operating Expenses

Selling General and Administrative costs were $470,706 for the first quarter ended March 31, 2009, as compared to $399,457 in 2008.  The following table is a summary of certain of these expenses:

	Three Months Ended
	March 31
	2009	2008

Selling expense	$172,558	$74,506
General office expense	222,168	261,069
Depreciation and amortization	24,120	17,734
Travel expense	29,446	28,086
Stock based compensation	22,414	6,619
Other	-	11,443
	$470,706	$399,457

Selling and travel expenses increased due to higher levels of marketing activity that began in 2008 and continued into 2009. The decrease in 2009  in general office expenses was due primarily to decreased levels of professional fees for legal and accounting services in connection with the merger with CET.

Research and Development

Research and development costs are charged to earnings as incurred and were $70,565 and $17,102 respectively for the quarter ended March 31, 2009 and 2008. The Company anticipates to increase its  development costs in future quarters in order to expand our product lines.

Net Loss

For the three months ended March 31, 2009, we incurred a net loss of $327,866, compared to a net loss of $333,963 for the three months ended March 31, 2008, a decrease in net loss of $6,097, or 2%. The decrease in net loss was primarily attributable to the increase in revenues and corresponding increase in operating expenses as a percentage of revenues.

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

At March 31, 2009, we had working capital of $40,633 as compared to working capital of $133,651 at December 31, 2008. The decrease in working capital is primarily due to expenses associated with additional personnel costs for sales and development. Net cash used in operating activities for the first quarter ended March 31, 2009 was $124,663 compared to $232,910 for the same period in 2008.

In the quarter ended March 31, 2008, the Company sold an aggregate of 145,378 shares of common stock for gross proceeds of $100,000. Additionally, for the same period in 2008, the Company secured a note for $100,000 compared to $75,000 in 2009.

In February,  2009, the Company began a private offering of unregistered securities consisting of Units, each Unit consisting of two shares of  Series A Convertible Preferred Stock and one Warrant at a private offering price of $2.00 per Unit.  Proceeds from the offering will be used to expand our sales and marketing efforts, research and development and for general working capital purposes. As of March 31, 2009, we have sold an aggregate of $80,000 of such Units.

Additionally in 2009, the Company plans to establish a working line of credit with a financial institution.

Capital Commitments

The Company headquarters and administrative facilities are located at 9800 Mt. Pyramid Ct., Suite 250, Englewood, Colorado, in approximately 15,700 square feet of leased office space at a monthly rental of approximately $10,000.  The lease expires September 30, 2009.  The Company's corporate and administrative functions are conducted from these facilities.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None, except as previously disclosed.

ITEM 1A.

RISK FACTORS

None, except as previously disclosed.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by BioMedical Technology Solutions Holdings, a Colorado corporation (the "Company"), completed during the three month period ended March 31, 2009:

a.

Beginning in February 2009, the Company sold an aggregate of 40,000 Units, each Unit consisting of two (2) shares of Series A Convertible Preferred Stock and one (1) Warrant to purchase shares of common stock, $.001 par value (the “Common Stock” or “Shares”) in consideration of $80,000.

b.

The Units were issued to four persons, two of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investors either qualified as an "accredited investor" within the meaning of Rule 501(a) or otherwise met the investor suitability requirements of Rule 506 of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investors with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the  investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

The proceeds received were used for general working capital.

TERMS OF THE OFFERING

The Company is privately offering to select accredited investors up to $1,000,000 in Securities on the following terms and conditions:

Type of Securities:	Units, each Unit consisting of two (2) shares of Series A Convertible Preferred Stock and one (1) Warrant.

Total Offering:	Maximum Offering: 500,000 Units - $1,000,000; which may be increased up to 250,000 Units pursuant to an Over-Subscription Option.
Offering Price:	$2.00 per Unit.

Description of Series A Preferred Stock:
Stated Value:	$1.00 per share

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Certification

Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: _May 15, 2009	By: _/s/ Donald G. Cox________________
Donald G. Cox President and Chief Executive Officer

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: May 15, 2009	By: __/s/ David A.Kempf________
David A. Kempf Chief Financial Officer