Form 10-Q
period 2009-06-30
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2009-08-13
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

As of August 13, 2009, the Registrant had 29,110,570 shares of its Common Stock outstanding.

INDEX - PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by BioMedical Technology Solutions Holdings, Inc., a Colorado corporation  (the Company) , pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and its results of operations for the six month periods ended June 30 2009 and 2008 and for three month periods ended June 30, 2009 and 2008, and its cash flows for the six month periods ended June 30, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

Assets	6/30/09	12/31/2008
	(unaudited)	(derived from audited
		financial statements)

Current assets:
Cash	$40,699	$ 29,287
Accounts receivable, net of allowance for doubtful accounts	554,819	259,265
Inventory	265,268	410,516
Prepaid expenses	44,192	90,656
Total current assets	904,978	789,724

Property and equipment, net of accumulated depreciation	61,928	62,508

Intangible assets, net of accumulated amortization	326,593	340,495
Land held for development or sale	615,000	615,000
Note receivable	0	146,000
Deposits	5,000	5,000
	$1,913,499	$ 1,958,727

(CONTINUED ON FOLLOWING PAGE)

See accompanying notes to condensed consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

(CONTINUED FROM PREVIOUS PAGE)

Liabilities and shareholders' equity

Current liabilities:
Notes payable	$207,314	$ 217,972
Accounts payable	334,758	335,777
Accrued payroll and other liabilities	239,078	67,208
Deferred income	39,301	35,116
Total current liabilities	820,451	656,073

Long-term debt	471,495	471,495

Shareholders' equity:
Preferred Stock, $0.001 par value,
10,000,000 authorized
Series A Convertible Preferred Stock, $0.001 par value
10,000,000 authorized, 267,500 shares issued and
outstanding at June 30, 2009, net of expenses	258,667	-

Common stock, $0.001 par value
100,000,000 shares authorized,
28,527,181 and 27,702,181 shares issued and outstanding	28,527	27,702
at June 30, 2009 and December 31, 2008, respectively
Additional paid in capital	5,201,765	4,810,660
Prepaid Services with Stock	(262,500)	-
Accumulated deficit	(4,604,906)	(4,007,203)
	362,886	831,159

	$1,913,499	$ 1,958,727

See accompanying notes to condensed consolidated financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2009 and 2008

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008
Net sales	$ 365,211	$ 535,488	$ 724,516	$ 675,142
Cost of sales	133,199	162,687	275,574	214,943
Gross profit	232,012	372,801	448,942	460,199
Other costs and expenses:
Selling, general and administrative	421,776	376,384	892,482	775,841
Research and development expenses	65,499	14,877	136,064	31,979
Total operating expenses	487,275	391,261	1,028,546	807,820
Loss before non-operating income and expense and income taxes	(255,263)	(18,460)	(579,604)	(347,621)
Other income and (expense):
Non-operating income	-	-	-	-
Other Income	8	321	6,384	498
Interest expense	(11,257)	(6,977)	(21,158)	(11,956)
	(11,249)	(6,656)	(14,774)	(11,458)
Net loss before income taxes	(266,512)	(25,116)	(594,378)	(359,079)
Income tax provision	-	-	-	-
Preferred Stock Dividend	(3,325)	-	(3,325)	-

Net loss attributable to common stockholders	$ (269,837)	$ (25,116)	$(597,703)	$(359,079)

Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.01)
Weighted average common shares outstanding	27,977,181	26,177,849	27,839,681	26,056,700

See accompanying notes to condensed consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
		2009	2008
Net cash (used in)
operating activities		$ (203,951)	$ (175,689)

Cash flows from investing activities:
Increase in intangible assets		(15,628)	(17,114)
Acquisition of property and equipment		(17,018)	(14,235)
Net cash (used in)
investing activities		(32,646)	(31,349)
Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock, net		258,667	-
Proceeds from sale of Common Stock		-	475,000
Common stock redemption		-	(75,000)
Proceeds from notes payable		14,410	130,000
Repayment of notes payable		(25,068)	-
Net cash provided by
financing activities		248,009	530,000
Increase (decrease) in cash		11,412	322,962
Cash and cash equivalents,
beginning of period		29,287	52,831
Cash and cash equivalents,
end of period		$ 40,699	$ 375,793

Supplemental Cash Flow Information:
Six Months Ended June 30, 2009 and 2008

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Supplemental cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 21,158	$ 11,956

See accompanying notes to condensed consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying financial statements of the Company at June 30, 2009 (unaudited) and December 31, 2008 (audited) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in a Current Report on Form 8-K/A and 10-K previously filed with the US Securities and Exchange Commission. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations presented for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 balance sheet has been derived from the Company’s audited financial statements included in the aforementioned Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In December, 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

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

Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has recurring losses and has used significant cash in support of its operating activities.  These factors, among others, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company plans to generate the necessary cash flows with increased sales revenue over the next 12 months.  However, should the Company’s sales not provide sufficient cash flow; the Company has plans to raise additional working capital through debt and equity financings.  There is no assurance the Company will be successful in producing increased sales revenues, attaining profitability, or obtaining adequate funding through debt and equity financings.

Note 2—Income Taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

Note 3—Notes Payable

At June 30, 2009 we were obligated under the terms of promissory notes, primarily issued for working capital, in the amount of $199,410. Additionally in the second quarter ended June 30, 2009, the Company secured a note totaling $14,410. The promissory notes are unsecured and carry an interest rate of 12 percent. The notes mature on or before December 31, 2009.  On June 30, 2009, a promissory note for $75,000 that was issued in February 2009 was converted for 37,500 Units consisting of our Series A Convertible Preferred Stock and Warrants.

Interest expense on short-term borrowings was $21,158 and $11,956 for the six months ended June 30, 2009 and 2008, respectively.

Additionally, at June 30, 2009, the Company was obligated under short term insurance premium financing agreements having an aggregate initial principal of $51,844, which are being repaid in installments of $5,017 per month including interest at 8% per annum. At June 30, 2009, the balance outstanding was $7,904.

Note 4—Shareholders’ Equity

Private Common Stock Offering

During 2008, the Company sold an aggregate of 690,549 shares of common stock for gross proceeds of $475,000 of which the Company received $100,000 and issued 145,378 shares of common stock in the first quarter of 2008.

Common Stock Issuance:

In the second quarter of 2009, the Company and an Officer agreed to convert his 2008 deferred compensation totaling $50,000 for his services into 125,000 shares of the Company’s Common Stock. The shares were valued at $0.40 per share, which was equal to 100% of the public trading price of the Common Stock on June 17, 2009 as quoted on the OTC Electronic Bulletin Board. Additionally, in June 2009, the Company entered into an agreement for investor relations consulting services in consideration for 700,000 shares of Common Stock.  The shares were valued at $0.45 per share, which was equal to 100% of the public trading price of the Common Stock on June 12, 2009 as quoted on the OTC Electronic Bulletin Board.

Private Preferred Stock Offering

We are authorized to issue 10,000,000 shares of $.001 par value preferred stock. The Company’s Articles of  Incorporation authorize the Company’s Board of Directors to establish the number of preferred shares to be included in each series and to fix the designation and relative powers, including voting powers, preferences, relative participating, optional and other rights, qualifications, limitations and restrictions of

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

each series. Effective February 15, 2009, the Board of Directors authorized an offering of Units, each Unit consisting of shares Series A Convertible Preferred Stock (“Series A Stock”) and Warrants.  As of June 30, 2009, the Company had sold an aggregate of 133,750 Units for gross proceeds of $267,500.  Included in the $267,500, a note holder converted a promissory note totaling $75,000 and an Officer of the Company converted $7,500 of deferred compensation into 3,750 Units.

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

Share based compensation expense included in general and administrative expenses in the Company’s consolidated statements of income for the six months ended June 30, 2009 and 2008 was $26,930 and $19,863, respectively.  As of June 30, 2009, there was $48,769 of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a period of approximately two years.

Common Stock Redemptions and Cancellation

Pursuant to an agreement dated September 13, 2006, the Company has the right (but not the obligation) to re-purchase up to 1,453,787 of the shares of common stock then held by a principal shareholder, at $.34 per share through December 31, 2008 and 872,272 shares of common stock at $.69 per through December 31, 2009.  Through December 31, 2008, the Company had repurchased 1,126,685 shares of its common stock from the principal shareholder for $387,500.

In addition, the principal shareholder voluntarily returned 109,034 shares of the Company’s common stock to the Company in 2007.  All returned shares have been cancelled and returned to unissued   status.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no treasury shares outstanding as of June 30, 2009.

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

Note 7. Subsequent Events

Subsequent to June 30, 2009, the Company sold an additional 85,000 Units or 170,000 shares of

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series A Stock plus 85,000 common stock warrants, for gross proceeds of $170,000. Included in the $170,000, a note holder converted a promissory note totaling $50,000.  Additionally in the quarter, Series A Convertible Preferred shareholders elected to convert a total of 399,667 shares of Series A Convertible Preferred Stock plus accrued dividends into 532,889 shares of Common Stock. The conversion price per share was $0.75 per share.

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

The Company’s ability to continue as a going concern is dependent upon the continued success of its plans to sell its products through its distribution networks and its new entity HealthCare Sales Professionals, Inc. (“HCSP”).  Additionally, the Company commenced a private offering of Units consisting of shares of its Series A Convertible Preferred Stock and Warrants for up to $1,000,000 in February 2009. To date, the Company has raised $437,500 for this offering.  The Company also plans to establish a line of credit for working capital purposes and is pursuing the sale of its land as noted on its balance sheet.  However, there can be no assurances that the Company will continue to be successful in borrowing money or raising capital.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. There was no bad debt expense for the years ended December 31, 2008. Past due accounts (more than 90 days) totaled $261,185 at June 30, 2009. Due to the current state of the economy, several of the Company’s regional distributors have extended their payment cycles. The Company continues to evaluate all accounts for credit worthiness, including but not limited to distributors sales activities.

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

Results of Operations

Three months ended June 30, 2009 compared to 2008:

Revenue

Revenues were $365,211 in 2009, down from $535,488 in 2008. The decrease (32%) is due to the result of two distributors purchasing initial stocking orders as part of their distribution agreements with the Company that began stocking our product in May 2008.

Cost of Revenue

Cost of revenue for 2009 was $133,199, down from $162,687 in the prior year. The decrease (18%) is attributed to decreased revenue.  Our cost of sales as a percentage of revenue increased from 30% of revenue for the three months ended June 30, 2008 to 36% for the comparable period of 2009 due to product revenue mix. We expect that this percentage will decrease in the near future due to the Company transferring manufacturing in-house along with decreases related to volume purchases of the materials that comprise our product and product mix.

Operating Expenses

Selling, general and administrative costs were $421,776 for the second quarter ended June 30, 2009, as compared to $376,384 in 2008.  The following table is a summary of certain of these expenses:

	Three Months Ended
	June 30
	2009	2008

Selling expense	$140,625	$115,387
General office expense	161,944	171,684
Professional fees	81,512	24,803
Depreciation and amortization	23,011	17,561
Travel expense	10,168	33,705
Stock based compensation	4,516	13,244

	$421,776	$376,384

Selling and marketing expenses increased due in 2009 due to increased personnel costs.  Professional fees consist primarily of audit, legal and investor relations related expenses in 2009 as a result of the Company becoming a publically held entity versus being privately held. In the second quarter ended June 30, 2009, the Company entered into a consulting agreement for investor relations services through December 31, 2009 and in consideration issued 700,000 shares of Common Stock. The shares were valued at $0.45 per share, which was equal to 100% of the public trading price of the Common Stock on June 12, 2009 as quoted on the OTC Electronic Bulletin Board.  As the result of this agreement, the Company incurred a non-cash charge of $52,500 representing one month of the six month term. Additionally, the Company expects to incur non-cash charges of $157,500 and $105,000 for this agreement for the quarters ended September 30, 2009 and December 31, 2009, respectively.

Research and Development

Research and development costs are charged to earnings as incurred and were $65,499 and $14,877 respectively for the quarter ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, research and development costs were $136,064 and $31,979, respectively. The Company anticipates to increase its development costs in future quarters in order to expand our product lines.

Net Loss

For the three months ended June 30, 2009, we incurred a net loss of $269,837, compared to a net loss of $25,116 for the three months ended June 30, 2008, an increase in net loss of $244,721. The increased net loss was primarily attributable to the decrease in revenues and corresponding increase in operating expenses as a percentage of revenues as noted above.

Six months ended June 30, 2009 compared to 2008:

Revenue

Revenues were $724,516 in 2009, up from $675,142 in 2008. The increase (7%) was due to the result of expansion of the direct sales efforts, increase in the number of distributors and increased market demand for the Company’s products.

Cost of Revenue

Cost of revenue for 2009 was $275,574, up from $214,943 in the prior year. The increase (28%) is attributed to increased revenue.  Our cost of sales as a percentage of revenue decreased from 32% of revenue for the six months ended June 30, 2008 to 38% for the comparable period of 2009 due to product revenue mix. We expect that this percentage will decrease in the near future due to the Company transferring manufacturing in-house along with decreases related to volume purchases of the materials that comprise our product and product mix.

Operating Expenses

 Selling, general and administrative costs were $892,482 for the six months ended June 30, 2009, as compared to $775,841 in 2008.  The following table is a summary of certain of these expenses:

	Six Months Ended
	June 30,
	2009	2008

Selling expense	$313,183	$189,893
General office expense	324,250	366,603
Professional fees	141,374	102,396
Depreciation and amortization	47,131	35,295
Travel expense	39,614	61,791
Stock based compensation	26,930	19,863
	$892,482	$775,841

Selling and marketing expenses increased due to higher levels of marketing activity that began in 2008 and continued into 2009. The decrease in 2009 in general office expenses was due primarily to cost cutting measures implemented at the end of March 31, 2009. Professional fees consist primarily of audit, legal and investor relations related expenses in 2009 as a result of the Company becoming a publically held entity versus being privately held. In the second quarter ended June 30, 2009, the Company entered into a consulting agreement for investor relations services through December 31, 2009 and in consideration issued 700,000 shares of Common Stock. The shares were valued at $0.45 per share, which was equal to 100% of the public trading price of the Common Stock on June 12, 2009 as quoted on the OTC Electronic Bulletin Board.  As the result of this agreement, the Company incurred a non-cash charge of $52,500 representing one month of the six month term. Additionally, the Company expects to incur non-cash charges of $157,500 and $105,000 for this agreement for the quarters ended September 30, 2009 and December 31, 2009, respectively.

Net Loss

For the six months ended June 30, 2009, we incurred a net loss of $597,703, compared to a net loss of $359,079 for the six months ended June 30, 2008, an increase in the net loss of $238,624. The increase in net loss was primarily attributable to the decrease in revenues and corresponding increase in operating expenses as a percentage of revenues.

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

At June 30, 2009, we had working capital of $84,527 as compared to working capital of $133,651 at December 31, 2008. The decrease in working capital is primarily due to expenses associated with additional personnel costs for sales and development. Net cash used in operating activities for the second quarter ended June 30, 2009 was $203,951 compared to $175,689 for the same period in 2008.

In the quarter ended March 31, 2008, the Company sold an aggregate of 145,378 shares of common stock for gross proceeds of $100,000. Additionally, for the same period in 2008, the Company secured a note for $100,000 compared to $75,000 in 2009. In the second quarter ended June 30, 2009, the Company secured a note totaling $14,410. The promissory notes are unsecured and carry an interest rate of 12 percent. The notes mature on or before December 31, 2009.

In February, 2009, the Company began a private offering of unregistered securities consisting of Units, each Unit consisting of two shares of Series A Convertible Preferred Stock and one Warrant at a private offering price of $2.00 per Unit.  Proceeds from the offering will be used to expand our sales and marketing efforts, research and development and for general working capital purposes. As of June 30, 2009, we have sold an aggregate of $267,500 of such Units.

Additionally in 2009, the Company plans to establish a working line of credit with a financial institution.

Capital Commitments

The Company headquarters and administrative facilities are located at 9800 Mt. Pyramid Ct., Suite 250, Englewood, Colorado, in approximately 15,700 square feet of leased class A office space at a monthly rental of approximately $10,000.  The lease expires September 30, 2009. However, the Company is currently in the process of extending the lease through March 31, 2010. The Company's corporate, administrative, production and development functions are conducted from these facilities.

Going Concern:

Our independent auditors have questioned our ability to continue as a going concern for the next 12 months.  The financial statements do not include any adjustments that might result from this uncertainty.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by BioMedical Technology Solutions Holdings, a Colorado corporation (the "Company"), completed during the three month period ended June 30, 2009:

a.

During the three month period ended June 30, 2009, the Company sold an aggregate of  93,750 Units, each Unit consisting of two (2) shares of Series A Convertible Preferred Stock and one (1) Warrant to purchase shares of common stock, $.001 par value (the “Common Stock” or “Shares”) in consideration of $187,500, consisting of a combination of cash, note conversion and accrued compensation conversions.  From the inception of the Series A Preferred Unit Offering in February 2009 through June 30, 2009, we have sold an aggregate of 133,750 Units for total consideration of $267,500.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

10.1

Amendment No. 1 to Consultation and Securities Compensation Agreement with

Malibu Holdings, LLC.

31

Certification

32

Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: _August 13, 2009	By: _/s/ Donald G. Cox________________
Donald G. Cox President and Chief Executive Officer

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: August 13, 2009	By: __/s/ David A.Kempf________
David A. Kempf Chief Financial Officer