Form 10-Q
period 2009-09-30
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2009-11-16
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 13, 2009, the Registrant had 28,796,315 shares of its Common Stock outstanding.

INDEX - PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by BioMedical Technology Solutions Holdings, Inc., a Colorado corporation  (the Company) , pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and its results of operations for the nine month periods ended September 30 2009 and 2008 and for three month periods ended September 30, 2009 and 2008, and its cash flows for the nine month periods ended September 30, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Balance Sheets
September, 2009 and December 31, 2008

Assets	9/30/09	12/31/2008
	(unaudited)	(derived from audited
		financial statements)

Current assets:
Cash	$12,151	$ 29,287
Accounts receivable, net of allowance for doubtful accounts	404,995	259,265
Inventory	251,866	410,516
Prepaid expenses	59,395	90,656
Total current assets	728,407	789,724

Property and equipment, net of accumulated depreciation	53,960	62,508

Intangible assets, net of accumulated amortization	317,778	340,495
Land held for development or sale	615,000	615,000
Note receivable	0	146,000
Deposits	5,000	5,000

	$1,720,145	$ 1,958,727

(CONTINUED ON FOLLOWING PAGE)

See accompanying notes to consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Balance Sheets
September, 2009 and December 31, 2008

(CONTINUED FROM PREVIOUS PAGE)

Liabilities and shareholders' equity

Current liabilities:
Notes payable	$185,137	$ 217,972
Accounts payable	339,978	335,777
Accrued payroll and other liabilities	274,022	67,208
Deferred income	38,119	35,116
Total current liabilities	837,256	656,073

Long-term debt	471,495	471,495

Shareholders' equity:
Series A Convertible Preferred Stock, $0.001 par value 10,000,000 authorized, 40,000 shares issued and outstanding at September 30, 2009, net of expenses	29,167	-

Common stock, $0.001 par value
100,000,000 shares authorized, 28,710,570 and 27,702,181 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	28,711	27,702
Additional paid in capital	5,488,624	4,810,660
Accumulated deficit	(5,135,108)	(4,007,203)
	411,394	831,159

	$1,720,145	$ 1,958,727

See accompanying notes to consolidated financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2009 and 2008
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$ 115,019	$ 161,570	$ 839,535	$ 836,712
Cost of sales	45,930	80,599	321,504	295,543
Gross profit	69,089	80,971	518,031	541,169
Other costs and expenses:
Selling, general and administrative	503,624	500,204	1,396,106	1,276,046
Research and development expenses	55,793	14,898	191,857	46,877
Total operating expenses	559,417	515,102	1,587,963	1,322,923
Loss before non-operating income and expense and income taxes and income taxes	(490,328)	(434,131)	(1,069,932)	(781,754)
Other income and (expense):
Non-operating income	-	-	-	-
Other Income	-	2,320	6,384	2,818
Interest expense	(8,508)	(7,275)	(29,666)	(19,231)
	(8,508)	(4,955)	(23,282)	(16,413)
Net loss before income taxes	(498,836)	(439,086)	(1,093,214)	(798,167)
Income tax provision	-	-	-	-

Accretion of beneficial conversion feature,
Preferred Stock	(30,000)		(30,000)
Preferred Stock Dividend	(1,366)	-	(4,691)	-
Net loss attributable to common stockholders	$ 530,202)	$(439,086)	$(1,127,905)	$ (798,167)

Basic and diluted loss per share	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.03)

Weighted average common shares outstanding	28,963,385	27,367,717	28,214,249	26,493,706

See accompanying notes to consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
	2009	2008
Net cash (used in)
operating activities	$ (423,006)	$ (746,297)

Cash flows from investing activities:
Increase in intangible assets	(20,944)	(30,649)
Acquisition of property and equipment	(17,018)	(13,319)
Net cash (used in)
investing activities	(37,962)	(43,968)

Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock, net	426,667	-
Proceeds from sale of Common Stock	-	475,000
Proceeds from stock issued to complete reverse merger	-	875,000
Common stock redemption	-	(150,000)
Proceeds from notes payable	48,210	130,000
Repayment of notes payable	(31,045)	(170,000)
Net cash provided by financing activities	443,832	1,160,000

Increase (decrease) in cash	(17,136)	369,735
Cash and cash equivalents,
beginning of period	29,287	52,831
Cash and cash equivalents, end of period	$ 12,151	$ 422,566

Supplemental Cash Flow Information:
Nine Months Ended September 30, 2009 and 2008
	Nine Months Ended	Nine Months Ended
	September 30	September 30
	2009	2008
Supplemental cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 12,432	$ 19,231

See accompanying notes to consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The accompanying financial statements of the Company at September 30, 2009 (unaudited) and December 31, 2008 (audited) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements, instructions to Form 10-Q, and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in a Current Report on Form 8-K/A and 10-K previously filed with the US Securities and Exchange Commission. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation to make the Company’s financial statements not misleading have been included. The results of operations presented for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The December 31, 2008 balance sheet has been derived from the Company’s audited financial statements included in the aforementioned Form 10-K.

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In December, 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8,

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

No. 18, “Accounting for Income Taxes in Interim Periods.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

Note 3—Notes Payable

At September 30, 2009 we were obligated under the terms of promissory notes, primarily issued for working capital, in the amount of $149,410. In the second quarter ended June 30, 2009, the Company secured a note totaling $14,410. The promissory notes are unsecured and carry an interest rate of 12 percent per annum. The notes mature on or before December 31, 2009.  On June 30, 2009, a promissory note for $75,000 that was issued in February 2009 was converted into 37,500 Units consisting of our Series A Convertible Preferred Stock and Warrants. On July 13, 2009, a promissory note for $50,000 that was issued in December 2008 was converted into 25,000 Units of our Series A Convertible Preferred Stock and Warrants.

Interest expense on all borrowings was $29,666 and $19,231 for the nine months ended September 30, 2009 and 2008, respectively.

Additionally, at September 30, 2009, the Company was obligated under short term insurance premium financing agreements having an aggregate initial principal of $50,800, which are being repaid in installments of $4,438 per month including interest at 7.75% per annum. At September 30, 2009, the balance outstanding was $35,727.

Note 4—Shareholders’ Equity

Private Common Stock Offering

During 2008, the Company sold an aggregate of 690,549 shares of common stock for gross proceeds of $475,000.

Common Stock Issuance:

In the second quarter of 2009, the Company and an Officer agreed to convert his 2008 deferred compensation totaling $50,000 for his services into 125,000 shares of the Company’s Common Stock. The shares were valued at $0.40 per share, which was equal to 100% of the public trading bid price of the Common Stock on June 17, 2009 as quoted on the OTC Electronic Bulletin Board. Additionally,  in June 2009, the Company entered into an agreement for investor relations consulting services in consideration for 700,000 shares of Common Stock.  The shares were valued at $0.45 per share, which was equal to 100% of the public trading bid price of the Common Stock on June 12, 2009 as quoted on the OTC Electronic Bulletin Board.  The consulting agreement was subsequently terminated and 400,000 shares of Common Stock were canceled.

In the third quarter of 2009, the Company issued stock awards to employees and consultants of the Company totaling 50,500 shares of Common Stock. The shares were valued at a weighted average of

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$0.53 per share, which was equal to 100% of the public trading bid price of the Common Stock on the particular date of grant, as quoted on the OTC Electronic Bulletin Board.

During the quarter ended September 30, 2009, the Company sold an additional 85,000 Units or 170,000 shares of Series A Stock plus 85,000 common stock warrants, for gross proceeds of $170,000. Included in the $170,000, a note holder converted a promissory note totaling $50,000.  Additionally in the quarter, Series A Convertible Preferred shareholders elected to convert a total of 399,667 shares of Series A Convertible Preferred Stock plus accrued dividends into 532,889 shares of Common Stock. The conversion price per share was $0.75 per share.

Private Preferred Stock Offering

We are authorized to issue 10,000,000 shares of $.001 par value preferred stock. The Company’s Articles of  Incorporation authorize the Company’s Board of Directors to establish the number of preferred shares to be included in each series and to fix the designation and relative powers, including voting powers, preferences, relative participating, optional and other rights, qualifications, limitations and restrictions of each series. Effective February 15, 2009, the Board of Directors authorized an offering of Units, each Unit consisting of Series A Convertible Preferred Stock (“Series A Stock”) and Warrants.  As of September 30, 2009, the Company had sold an aggregate of 437,500 shares of Series A for gross proceeds of $437,500.  Included in the $437,500, two note holders converted promissory notes totaling $125,000 and an Officer of the Company converted $7,500 of deferred compensation into 62,500 and 3,750 Units, respectively.

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

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. Our expected volatility is based upon the historical experience of our stock price as quoted on the OTC Electronic Bulletin Board.. The expected term of the stock options is based upon its legal life. The risk-free interest rate assumption is based upon the average of the U.S. Treasury three and five-year yield rates. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share based compensation expense included in general and administrative expenses in the Company’s consolidated statements of income for the nine months ended September 30, 2009 and 2008 was $64,305 and $54,627, respectively.  As of September 30, 2009, there was $43,231of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a period of approximately two years.

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

In addition, the principal shareholder voluntarily returned 109,034 shares of the Company’s common stock to the Company in 2007.  All returned shares have been cancelled and returned to unissued status.  There were no treasury shares outstanding as of September 30, 2009.

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 7. Subsequent Events:

Subsequent to September 30, 2009, the Company’s CEO purchased 80,645 shares of Common Stock for a total of $25,000. The shares were valued at $0.31 per share, which was equal to 100% of the public trading bid price of the Company’s stock on such date as quoted on the OTC Electronic Bulletin Board.

Subsequent to September 30, 2009, the Company borrowed $200,000 from a non-affiliated third party. The loan is evidenced by a promissory note and is repayable together with interest at the rate of 5% per annum on or before February 28, 2010. The note is secured by a second deed of trust against real property owned by the Company’s subsidiary.

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

The Company’s ability to continue as a going concern is dependent upon the continued success of its plans to sell its products through its distribution networks and its new entity HealthCare Sales Professionals, Inc. (“HCSP”).  Additionally, the Company commenced a private offering of Units consisting of its Series A Convertible Preferred Stock and Warrants for up to $1,000,000 in February 2009. To date, the Company has raised $437,500 in this offering.  The Company also plans to establish a line of credit for working capital purposes and is pursuing the sale of its land as noted on its balance sheet.  However, there can be no assurances that the Company will continue to be successful in borrowing money or raising capital.

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

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. The Company expensed approximately $53,000 for bad debt expense in 2009. Past due accounts (more than 90 days) totaled $179,214 at September 30, 2009. Due to the current state of the economy, several of the Company’s regional distributors have extended their payment cycles. The Company continues to evaluate all accounts for credit worthiness, including but not limited to distributors sales activities.

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

Results of Operations

Three months ended September 30, 2009 compared to 2008:

Revenue

Revenues were $115,019 in 2009, down from $161,570 in 2008. The decrease (29%) was due to distributors and end users delays in placing orders for our products in the quarter. Management believes that future quarterly revenues will increase based upon current sales activities and identified end users interested in purchasing our products.

Cost of Revenue

Cost of revenue for 2009 was $45,930, down from $80,599 in the prior year. The decrease (43%) is attributed to decreased revenue.  Our cost of sales as a percentage of revenue decreased from 50% of revenue for the three months ended September 30, 2008 to 40% for the comparable period of 2009 due to product revenue mix. We expect that this percentage will decrease in the near future due to the Company transferring manufacturing in-house along with decreases related to volume purchases of the materials that comprise our product and product mix.

Operating Expenses

Selling, general and administrative costs were $503,624 for the third quarter ended September 30, 2009, as compared to $500,204 in 2008.  The following table is a summary of certain of these expenses:

	Three Months Ended
	September 30
	2009	2008

Selling expense	$91,920	$112,766
General office expense	218,488	241,964
Professional fees	126,695	62,752
Depreciation and amortization	22,098	18,417
Travel expense	7,048	29,541
Stock based compensation	37,375	34,764

	$503,624	$500,204

Selling and marketing expenses decreased in the third quarter of 2009 due to decreased personnel costs. The decrease in general and administrative expenses in the third quarter of 2009 when compared to 2008 was due to cost cutting measures implemented by the Company at the end of March 2009. Professional fees consists primarily of audit, legal and investor relations related expenses in 2009 as a result of the Company becoming a publically held entity versus being privately held. In the second quarter ended June 30, 2009, the Company entered into a consulting agreement for investor relations services through December 31, 2009 and in consideration issued 700,000 shares of Common Stock. The shares were valued at $0.45 per share, which was equal to 100% of the public trading bid price of the Common Stock on June 12, 2009 as quoted on the OTC Electronic Bulletin Board. The Consulting Agreement was subsequently terminated and 400,000 shares of Common Stock were canceled. For the three and nine month periods ended September 30, 2009, the Company incurred a non-cash charge of $82,500 and $135,000, respectively.

 Research and Development

Research and development costs are charged to earnings as incurred and were $55,793 and $14,898 respectively for the quarter ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, research and development costs were $191,857 and $46,877, respectively. The Company anticipates increasing its development costs in future quarters in order to expand our product lines.

Net Loss

For the three months ended September 30, 2009, we incurred a net loss of $530,202, compared to a net loss of $439,086 for the three months ended September 30, 2008, an increase in net loss of $91,116.

The increased net loss was primarily attributable to the decrease in revenues and corresponding increase in operating expenses as a percentage of revenues as noted above. Additionally, the issuance of Series A Convertible Preferred Stock resulted in a beneficial conversion feature of $30,000.  The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock for the quarter ended September 30, 2009.  The Company has accrued dividends on the shares of Series A Convertible Preferred Stock of $1,366 for the three months ended September 30, 2009.

Nine months ended September 30, 2009 compared to 2008:

Revenue

Revenues were $839,535 in 2009, up from $836,712 in 2008. Management believes that future quarterly revenues will increase based upon current sales activities and identified end users interested in purchasing our products.

Cost of Revenue

Cost of revenue for 2009 was $321,504, up from $295,543 in the prior year. The increase (9%) is attributed to the product revenue mix.  Our cost of sales as a percentage of revenue increased from 35% of revenue for the nine months ended September 30, 2008 to 38% for the comparable period of 2009 due to product revenue mix. We expect that this percentage will decrease in the near future due to the Company transferring manufacturing in-house along with decreases related to volume purchases of the materials that comprise our products and product mix.

Operating Expenses

 Selling, general and administrative costs were $1,396,106 for the nine months ended September 30, 2009, as compared to $1,276,046 in 2008.  The following table is a summary of certain of these expenses:

	Nine Months Ended
	September 30,
	2009	2008

Selling expense	$405,103	$301,929
General office expense	542,738	612,183
Professional fees	268,069	165,148
Depreciation and amortization	69,229	53,713
Travel expense	46,662	88,446
Stock based compensation	64,305	54,627
	$1,396,106	$1,276,046

Selling and marketing expenses increased due to higher levels of marketing activity that began in 2008 and continued into 2009. The decrease in 2009 in general office expenses was due primarily to cost cutting measures implemented at the end of March 31, 2009.  Professional fees consists primarily of audit, legal and investor relations related expenses in 2009 as a result of the Company becoming a publically held entity versus being privately held. In the second quarter ended June 30,

2009, the Company entered into a consulting agreement for investor relations services through December 31, 2009 and in consideration issued 700,000 shares of Common Stock. The shares were valued at $0.45 per share, which was equal to 100% of the public trading bid price of the Common Stock on June 12, 2009 as quoted on the OTC Electronic Bulletin Board. The Consulting Agreement was subsequently terminated and 400,000 shares of Common Stock were canceled. For the nine month period ended September 30, 2009, the Company incurred a non-cash charge of $135,000.

Net Loss

For the nine months ended September 30, 2009, we incurred a net loss of $1,127,905, compared to a net loss of $798,167 for the nine months ended September 30, 2008, an increase in the net loss of $329,738. The increase in net loss was primarily attributable to the decrease in revenues and corresponding increase in operating expenses as a percentage of revenues. Additionally, the issuance of Series A Convertible Preferred Stock resulted in a beneficial conversion feature of $30,000.  The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock for the quarter ended September 30, 2009.  The Company has accrued dividends on the shares of Series A Convertible Preferred Stock of $4,691 for the nine months ended September 30, 2009.

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

At September 30, 2009, we had negative working capital of $108,849 as compared to working capital of $133,651 at December 31, 2008. The decrease in working capital is primarily due to expenses associated with additional personnel costs for sales and development. Net cash used in operating activities for the third quarter ended September 30, 2009 was $423,006 compared to $746,297 for the same period in 2008.

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

In February, 2009, the Company began a private offering of unregistered securities consisting of Units, each Unit consisting of two shares of Series A Convertible Preferred Stock and one Warrant at a private offering price of $2.00 per Unit.  Proceeds from the offering will be used to expand our sales and marketing efforts, research and development and for general working capital purposes. As of September 30, 2009, we have sold an aggregate of $437,500 of such Units.

Additionally in 2009, the Company plans to establish a working line of credit with a financial institution.

Capital Commitments

The Company headquarters and administrative facilities are located at 9800 Mt. Pyramid Ct., Suite 250, Englewood, Colorado, in approximately 15,700 square feet of leased class A office space at a monthly rental of approximately $10,000.  The lease expires March 31, 2010. The Company's corporate, administrative, production and development functions are conducted from these facilities.

Going Concern:

Our independent auditors have questioned our ability to continue as a going concern for the next 12 months.  The financial statements do not include any adjustments that might result from this uncertainty.

Off-Balance Sheet Transactions

The Company has no off-balance sheet transactions

Common Stock Dividend Policy

Since the capitalization of the Company in 2005, the Company has not paid, and does not currently intend to pay in the foreseeable future, cash dividends on its Common Stock.  Future earnings, if any, are expected to be retained for the development of the business of the Company.

Subsequent Events:

Subsequent to September 30, 2009, the Company’s CEO purchased 80,645 shares of Common Stock for a total of $25,000. The shares were valued at $0.31 per share, which was equal to 100% of the public trading bid price of the Company’s stock on such date as quoted on the OTC Electronic Bulletin Board.

Subsequent to September 30, 2009, the Company borrowed $200,000 from a non-affiliated third party. The loan is evidenced by a promissory note and is repayable together with interest at the rate of 5% per annum on or before February 28, 2010. The note is secured by a second deed of trust against real property owned by the Company’s subsidiary.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

d)

Effective July 1, 2009, Gex Richardson resigned as Secretary of the Corporation and the Company’s Directors elected David A. Kempf as the Secretary. Mr. Richardson will remain on the Company’s Board of Directors.

PART II.

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None, except as previously disclosed.

ITEM 1A.

RISK FACTORS

None, except as previously disclosed.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by BioMedical Technology Solutions Holdings, a Colorado corporation (the "Company"), completed during the three month period ended September 30, 2009:

a.

During the three month period ended September 30, 2009, the Company sold an aggregate of  85,000 Units, each Unit consisting of two (2) shares of Series A Convertible Preferred Stock and one (1) Warrant to purchase shares of common stock, $.001 par value (the “Common Stock” or “Shares”) in consideration of $170,000, consisting of a combination of cash and note conversion..  From the inception of the Series A Preferred Unit Offering in February 2009 through September 30, 2009, we have sold an aggregate of 218,750 Units for total consideration of $437,500.

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

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: _November 16 , 2009	By: _/s/ Donald G. Cox________________
Donald G. Cox President and Chief Executive Officer

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: November 16, 2009	By: __/s/ David A.Kempf________
David A. Kempf Chief Financial Officer