Form 10-Q/A
period 2009-09-30
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2009-12-04
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A-1

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

As of December 2 , 2009, the Registrant had 2 9,196,135 shares of its Common Stock outstanding.

INDEX - PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by BioMedical Technology Solutions Holdings, Inc., a Colorado corporation  (the Company) , pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and its results of operations for the nine month periods ended September 30 , 2009 and 2008 and for three month periods ended September 30, 2009 and 2008, and its cash flows for the nine month periods ended September 30, 2009 and 2008. The results for these interim periods are not necessarily indicative of the results for the entire year.

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

(CONTINUED ON FOLLOWING PAGE)

See accompanying notes to consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Balance Sheets
September, 2009 and December 31, 2008

(CONTINUED FROM PREVIOUS PAGE)

Liabilities and shareholders' equity

Current liabilities:
Notes payable	$185,137	217,972
Accounts payable	339,978	335,777
Accrued payroll and other liabilities	274,022	67,208
Deferred income	38,119	35,116
Total current liabilities	837,256	656,073
Long-term debt	471,495	471,495

Shareholders' equity:
Series A Convertible Preferred Stock, $0.001 par value
10,000,000 authorized, 40,000 shares issued and
outstanding at September 30, 2009, net of expenses	29,167

Common stock, $0.001 par value
100,000,000 shares authorized,
29,110,570 and 27,702,181 shares issued and outstanding at September 30, 2009 and	29,111	27,702
December 31, 2008, respectively
Additional paid in capital	5, 668,224	4,810,660
Prepaid Services with Stock	(105,000)	-
Accumulated deficit	(5, 210,108 )	(4,007,203)
	411,394	831,159

	$1,720,145	1,958,727

See accompanying notes to consolidated financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2009 and 2008
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$ 115,019	$ 161,570	$ 839,535	$ 836,712
Cost of sales	45,930	80,599	321,504	295,543
Gross profit	69,089	80,971	518,031	541,169
Other costs and expenses:
Selling, general and administrative	5 78 ,624	500,204	1, 471 ,106	1,276,046
Research and development expenses	55,793	14,898	191,857	46,877
Total operating expenses	634 ,417	515,102	1, 662 ,963	1,322,923
Loss before non-operating income and expense and income taxes	(565,328)	(434,131)	(1, 144 ,932)	(781,754)
Other income and (expense):
Non-operating income	-	-	-	-
Other Income	-	2,320	6,384	2,818
Interest expense	(8,508)	(7,275)	(29,666)	(19,231)
	(8,508)	(4,955)	(23,282)	(16,413)
Net loss before income taxes	( 573 ,836)	(439,086)	(1 168 ,214)	(798,167)
Income tax provision	-	-	-	-

Accretion of beneficial conversion feature,
Preferred Stock	(30,000)		(30,000)
Preferred Stock Dividend	(1,366)	-	(4,691)	-
Net loss attributable to common stockholders	$ (605 ,202)	$(439,086)	$(1, 202 ,905)	$ (798,167)

Basic and diluted loss per share	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.03)

Weighted average common shares outstanding	2 9 , 096,718	27,367,717	28,2 58,693	26,493,706

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
		2009		2008
Net cash (used in)
operating activities		$ (423,006)		$ (746,297)

Cash flows from investing activities:
Increase in intangible assets		(20,944)		(30,649)
Acquisition of property and equipment		(17,018)		(13,319)
Net cash (used in)
investing activities		(37,962)		(43,968)
Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock, net		426,667		-
Proceeds from sale of Common Stock		-		475,000
Proceeds from stock issued to complete reverse merger		-		875,000
Common stock redemption		-		(150,000)
Proceeds from notes payable		48,210		130,000
Repayment of notes payable		(31,045)		(170,000)
Net cash provided by financing activities		443,832		1,160,000

Increase (decrease) in cash		(17,136)		369,735
Cash and cash equivalents,
beginning of period		29,287		52,831
Cash and cash equivalents, end of period		$ 12,151		$ 422,566

Supplemental Cash Flow Information:
Nine Months Ended September 30, 2009 and 2008
	Nine Months Ended	Nine Months Ended
	September 30	September 30
	2009	2008
Supplemental cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 12,432	$ 19,231

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

Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating the expected future volatility of our stock price, estimating the expected length of term of granted options and selecting the appropriate risk-free rate. Our expected volatility is based upon the historical experience of our stock price as quoted on the OTC Electronic Bulletin Board. The expected term of the stock options is based upon its legal life. The risk-free interest rate assumption is based upon the average of the U.S. Treasury three and five-year yield rates. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Operating Expenses

Selling, general and administrative costs were $ 578 ,624 for the third quarter ended September 30, 2009, as compared to $500,204 in 2008.  The following table is a summary of certain of these expenses:

	Three Months Ended
	September 30
	2009	2008

Selling expense	$91,920	$112,766
General office expense	218,488	241,964
Professional fees	201 ,695	62,752
Depreciation and amortization	22,098	18,417
Travel expense	7,048	29,541
Stock based compensation	37,375	34,764

	$5 78 ,624	$500,204

Selling and marketing expenses decreased in the third quarter of 2009 due to decreased personnel costs. The decrease in general and administrative expenses in the third quarter of 2009 when compared to 2008 was due to cost cutting measures implemented by the Company at the end of March 2009. Professional fees consists primarily of audit, legal and investor relations related expenses in 2009 as a result of the Company becoming a publically held entity versus being privately held. In the second quarter ended June 30, 2009, the Company entered into a consulting agreement for investor relations services through December 31, 2009 and in consideration issued 700,000 shares of Common Stock. The shares were valued at $0.45 per share, which was equal to 100% of the public trading bid price of the Common Stock on June 12, 2009 as quoted on the OTC Electronic Bulletin Board. For the three and nine month periods ended September 30, 2009, the Company incurred a non-cash charge of $ 157 , 500 and $ 210 ,000, respectively.

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

Net Loss

For the three months ended September 30, 2009, we incurred a net loss of $ 605 ,202, compared to a net loss of $439,086 for the three months ended September 30, 2008, an increase in net loss of $ 166 ,116.

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

Operating Expenses

 Selling, general and administrative costs were $1, 471 ,106 for the nine months ended September 30, 2009, as compared to $1,276,046 in 2008.  The following table is a summary of certain of these expenses:

	Nine Months Ended
	September 30,
	2009	2008

Selling expense	$405,103	$301,929
General office expense	542,738	612,183
Professional fees	343 ,069	165,148
Depreciation and amortization	69,229	53,713
Travel expense	46,662	88,446
Stock based compensation	64,305	54,627
	$1, 471 ,106	$1,276,046

Selling and marketing expenses increased due to higher levels of marketing activity that began in 2008 and continued into 2009. The decrease in 2009 in general office expenses was due primarily to cost cutting measures implemented at the end of March 31, 2009.  Professional fees consists primarily of audit, legal and investor relations related expenses in 2009 as a result of the Company becoming a publically held entity versus being privately held. In the second quarter ended June 30, 2009, the Company entered into a consulting agreement for investor relations services through December 31, 2009 and in consideration issued 700,000 shares of Common Stock. The shares were valued at $0.45 per share, which was equal to 100% of the public trading bid price of the Common Stock on June 12, 2009 as quoted on the OTC Electronic Bulletin Board. For the nine month period ended September 30, 2009, the Company incurred a non-cash charge of $ 210 ,000.

Net Loss

For the nine months ended September 30, 2009, we incurred a net loss of $1, 202 ,905, compared to a net loss of $798,167 for the nine months ended September 30, 2008, an increase in the net loss of $ 404 ,738. The increase in net loss was primarily attributable to the decrease in revenues and corresponding increase in operating expenses as a percentage of revenues. Additionally, the issuance of Series A Convertible Preferred Stock resulted in a beneficial conversion feature of $30,000.  The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock for the quarter ended September 30, 2009.  The Company has accrued dividends on the shares of Series A Convertible Preferred Stock of $4,691 for the nine months ended September 30, 2009.

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

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: _ December 2 , 2009	By: _/s/ Donald G. Cox________________
Donald G. Cox President and Chief Executive Officer

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: December 2 , 2009	By: __/s/ David A.Kempf________
David A. Kempf Chief Financial Officer