Form 10-K
period 2009-12-31
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2010-05-13
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[___] Yes  [__x_] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the  Act. [____]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x  ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 11, 2010, was  $4,663,850.

The number of shares outstanding of the registrant’s common stock, as of May 11, 2010, are 29,149,065.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes

Exhibits

See Part IV, Item 15.

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

 Certain statements contained herein are not statements of historical fact and constitute forward-looking statements.  These statements include specifically identified forward-looking statements herein. Examples of forward-looking statements, include: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure, and other financial items; (ii) statements of plans and objectives of Holdings, or any of its management or Boards of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying those statements. Words such as "believes," "anticipates," "expects," "intends," "targeted," "may," "will" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (i) the strength of foreign and U.S. economies in general and the strength of the local economies in which operations are conducted; (ii) the ability of Holdings to finance its planned operations; (iii) the ability of Holdings to hire and retain key personnel, (iv) the ability of Holdings to maintain as well as protect any underlying patents; (v) the ability of Holdings to compete with financially stronger competitors; (vii) the effects of and changes in trade, monetary and fiscal policies and laws; (vii) inflation, interest rates, market and monetary fluctuations and volatility; (viii) the timely development of and acceptance of new products and services and perceived overall value of these products and services by existing and potential customers; (ix) the dependence of Holdings on its key management personnel; (x) the ability to control expenses; (xiii) the effect of changes in laws and regulations with which Holdings must comply; (xi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xii) changes in the organization and compensation plans of Holdings; (xiii) the costs and effects of litigation and of unexpected or adverse outcomes in litigation; and (ix) the success of Holdings at managing the above risks.

In light of the significant uncertainties inherent in the forward-looking statements made in this prospectus, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

BMTS is an environmental technology company that markets and sells efficient, environmentally safe, and cost effective, infectious waste treatment systems.  BMTS believes that its infectious waste treatment system technology offers solutions for numerous users in the industrialized world as well as in the public health and environmental areas in developing world markets. The Company’s principal office is located at 9800 Mt. Pyramid Court, Suite 250, Englewood, Colorado 80112.

PRODUCTS

The Demolizer® II System sterilizes medical waste through a dry heat cycle.  Health care providers replace their present sharps and red bag waste containers with BMTS’ Demolizer® collectors, which are used the exact same way.  Once the Demolizer® collector is full, instead of placing it in a storage area for pickup by a third party hauler, the collector is placed in the Demolizer® II System for processing.  The operator completes a simple key entry sequence and the collector is sterilized over a 2-2.5 hour cycle.  After the completed process, the collector is labeled and disposed of as common trash.  The contents of the collector are sterile and the sharps have been rendered non-reusable (through the melting of the plastic syringe components).  The System has been designed to be odorless, noise-free, and safe, with all emissions demonstrated to be bacteria-free.  To date, over 350,000 treatment cycles have been logged on the Demolizer® technology.

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

Bacillus atropheaus (the USP indicator spore organism for dry heat processes, formerly B.            subtilis)

Mycobacterium bovis

Mycobacterium fortuitum

Mycobacterium phlei

Staphylococcus aureus (including Methicillin resistant S. aureus)

Escherchia coli

 Candida albicans

 Psuedomonas aeruginosa

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

•

Military

•

Public Health:  Airports, Hospitality, Cruise Ships, Train Stations, and Sports and Entertainment Arenas

•

Developing World Healthcare

3.

Veterinary Care

•

Veterinary Hospitals

•

Emergency Veterinary Care

•

Livestock Medicine

•

Equine Medicine

•

Zoos

•

Sanctuaries

SALES STRATEGY

The Company has identified several markets for its products which includes the following:

•

Primary users of sharps and red bad waste such as medical practitioners, dentists, veterinarians and medical facilities providing long term care;

•

Specialty markets that need to accommodate sharps and red bag disposal use by others as either invited guests such  as hotels, sports facilities, government facilities and/or because the facility also treats personnel on the premises such as professional sports players, military personnel and the like.  This segment also includes pharmacies with treatment clinics, emergency response (ambulance) companies as well as governmental and quasi governmental organizations and non-profits that make available certain treatments;

•

Other medical waste disposal companies and/or companies in the waste management business;

•

Home health care market;

The Company currently employs 2 salesmen who continually source leads in several of these identified markets and a President who works with large organizations and facilities on longer term and larger potential applications.  Starting from late 2007 to date the Company has sold Demolizers in a wide range of applications including:

•

Doctor, Dentist and Veterinarian offices and facilities mostly sold thru medical and dental equipment distributors.

•

Public facilities such as Coors Field in Denver, CO, home to the Colorado Rockies professional major league baseball team for both public disposal in bathrooms and in the clinic.

•

United States Military bases;

•

Indian Reservations

•

Multiple locations with an Ambulance Services Company

•

Nursing Homes

•

A Pharmacy in Krogers super market chains.

•

Large health care organizations.

The Company has current agreements with Henry Schein, Patterson Dental and other medical and dental equipment supply distributors for distribution directly to medical and dental offices and facilities. The distribution arrangements are covered by written non-exclusive agreements with the various distributors which provide for varying terms ranging from one to three years with automatic renewals. However, each of the agreements is also terminable be either party upon 90 days’ notice.

Subject to the Company’s cash flow and working capital, we hope to expand our sales and marketing expenses over the next several quarters. These anticipated expenses will include but are not limited to, additional sales and marketing personnel, trade show expenses, marketing literature, etc.

RESEARCH AND DEVELOPMENT

Our research and development costs in 2009 and 2008 were $251,357 and $66,386, respectively. Subject to our future cash flows and working capital,  we plan to expand our development efforts and anticipate the following product releases in 2010 and 2011:

•

BMTS has started developing a green version of the Demolizer® technology, the Demolizer® II G.  This upgraded model will allow for the complete recycling of the sharps waste load significantly limiting the amount of waste that is eventually deposited in a landfill.

•

BMTS has started developing a low-cost version of our Demolizer® technology to address the needs of the growing Home Health/Consumer Market.

•

BMTS also has plans to complete development of an international portable system in order to address third world health care needs in remote locations.

MANUFACTURING

In the past the final box assembly of the Demolizer® II System was conducted at qualified contract manufacturers. In the first quarter of 2009, we moved manufacturing activities in house. As a result of the Company transitioning manufacturing in house, operations and assembly personnel have been hired by the Company. Additional assembly personnel along with indirect manufacturing support personnel will be hired as demand for Demolizer products increase. Manufacturing personnel is readily available in the area.  Over time, we may partner with additional manufacturers, if warranted, both domestic and overseas to ensure price competitiveness, high quality standards and overall production stability.

The component level parts required to manufacture the Demolizer generally have lead times of less than four weeks depending upon volumes.

INTELLUECTUAL PROPERTY

The original technology was patented in the U.S. and Australia in 1999.  In 2006, we filed provisional patents on the newly designed collectors and the upgraded system.  In 2007, we filed U.S. and international patents, broadly covering the world on both the collectors and the upgraded system. We have also secured trademarks for the Demolizer® and the Gazel. The Company’s United States patents and trademarks are listed below:

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

•

Although management of BMTS believes that BMTS’ products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future.  The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon BMTS’ working capital.

COMPETITION

Management of BMTS believes that most low to medium volume biomedical waste generators in the U.S. use either a local or national biomedical waste management services company to handle, transport, and dispose of their medical waste. The cost of this service fluctuates depending upon regulation, competition, and industry consolidation, leaving the customer extremely vulnerable to price increases. As a benchmark for a small to medium size medical office, monthly costs for transport and treatment services can range from $200 to $1,000 per month based on anecdotal information, before adding the cost of sharps containers and other consumables, based on the frequency of pickup and other competitive factors.  It has been shown, through cost analysis and information collected from current Demolizer® customers, that the Demolizer® II System delivers significant monthly cost savings compared to third party treatment and hauling companies. BMTS believes that none of the commercially available competitive products meet the needs of low to medium volume generators in a cost effective manner.

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

•

Meets all EPA, CDC and OSHA standards and is either formally approved or meets the requirements for medical waste treatment and disposal in 48 U.S. states after comprehensive review by 78 governmental agencies at the federal, state and local (city/county) level;

•

Incorporates a one-of-a-kind, integrated quality control system that meets or exceeds all U.S. requirements for documentation and performance monitoring;

•

Is easy to use with no special facility requirements; and

•

Designed to operate in any country by virtue of its CE rating.

BMTS’ technology also provides a number of environmental advantages, as follows:

•

Reduces the amount of medical waste incinerated worldwide, helping to reduce the effects of global warming;

•

Reduces dioxin and other hazardous emissions;

•

Prevents dangerous reuse of sharps;

•

Prevents accidental “needle sticks” from improper disposal; and

•

Eliminates the disposal of bio-hazardous waste in landfills.

Further, management of BMTS believes that the Demolizer® technology is the only on-site alternative treatment technology that has passed an EPA microbial survivability test for medical waste incinerator emissions. (All airflow emitted from the unit was demonstrated to be free of bioaerosols). TWT also obtained FDA 510(k) pre-market clearance for commercial distribution of the Demolizer® sharps collectors to clinical and laboratory healthcare settings. BMTS is an FDA inspected facility and in April 2007 and November 2009, BMTS successfully completed an FDA audit of its quality systems.

REGULATORY

The Demolizer® System is either formally approved or meets the requirements for medical waste treatment and disposal in 48 U.S. states, involving exhaustive review by 78 government agencies at the federal, state, and local (county/city) level.  Final approval is pending in the remaining states.  The delays are primarily due to pending changes in state rules and limited personnel resources at the state level.  Many of these approvals have been in place for nearly eight years.

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

EMPLOYEES

The Company employs nine individuals on a full-time basis.  We also rely on the consulting services for various part-time service functions such as IT, product and design review and marketing and public relations.

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

•

CETAC merged with and into BMTS with BMTS being the surviving corporation and becoming a wholly-owned subsidiary of the Company.

•

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

Change in Officers and Directors

As part of the Merger and redomestication, all of the officers and directors of CET resigned and were replaced by the following affiliates of BMTS:

Board of Directors:

Executive Officers:

Donald G. Cox

Donald G. Cox, CEO & President

Gex F. Richardson

Jim Scheifly, Chief Financial Officer

(Resigned effective February 2009)

William Sparks

Gex F. Richardson, Secretary

ITEM 1A. RISK FACTORS

The Company is experiencing extreme financial challenges that may render it unable to continue operations.

* The Company is in dire financial condition, is unable to pay its obligations as they become due, and may be considered insolvent under generally accepted principles of insolvency.  However, the Company is in the process of raising additional capital, which there can be no assurance.

*  The Company has experienced significant losses from operations; and it is unlikely that future performance can or will  improve in the near term.

*  The Company has been unable to meet all but one of its 2010  payroll obligations.  Additionally in 2009, the Company deferred compensation primarily for its CEO and CFO which resulted in outstanding payroll and payroll tax obligations which it is currently unable to satisfy.  In addition, as a result of its current cash position and cost cutting measures, the Company’s CFO has moved to a part-time basis.

*  The Company is obligated to a third party under a secured promissory note in the principal amount of $200,000. While we have entered into a settlement agreement providing for periodic payments, if we are unable to meet those commitments, the secured creditor is entitled to a confession of judgment.   The secured promissory note is secured by a Second Deed of Trust on property valued on Company’s books totaling $615,000.  If in the event the property cannot be sold, the third party would have the right to other company assets assuming monthly payments are not made in compliance with the settlement agreement.

Due to our history of operating losses our auditors are uncertain that we will be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal year ended December 31, 2009 contains an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern.  We cannot provide any assurance that we will be able to continue as a going concern.

Current economic conditions and in the global economy generally, including ongoing disruptions in the debt and equity capital markets, may adversely affect our business and results of operations, our ability to obtain financing.

The global economy is currently undergoing a slowdown, which some observers view as a deepening recession, and the future economic environment may continue to be less favorable than that of recent years. The retail industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. The current economic downturn has been characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, leading to lowered demand for products and resulting in fewer customers visiting, and customers spending less, which could adversely affect our revenues. In addition, further declines in consumer and commercial spending may drive us and our competitors to reduce pricing, which would have a negative impact on our gross profit. We are unable to predict the likely duration and severity of the current disruptions in debt and equity capital markets and adverse economic conditions in the United States and other countries, which may continue to have an adverse effect on our business and results of operations, in part because we are dependent upon customer behavior and the impact on consumer spending that the continued market disruption may have.

The global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. This volatility and illiquidity has negatively affected a broad range of mortgage and asset-backed and other fixed income securities. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased defaults. Global equity markets have also been experiencing heightened volatility and turmoil, with issuers exposed to the credit markets particularly affected. These factors and the continuing market disruption have an adverse effect on us, in part because we, like many companies, from time to time may need to raise capital in debt and equity capital markets including in the asset-backed securities markets.

In addition, continued uncertainty in the stock and credit markets may negatively affect our ability to access additional short-term and long-term financing, including future securitization transactions, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. In addition, if one or more of the financial institutions that support our future credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock. If the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

The current crisis in the financial markets and contraction of the economy has weakened, and could further weaken, demand for our products, which could have a material adverse effect on our business, results of operations and financial condition.

U.S. and global financial markets have been experiencing extreme disruptions, including, among other things, extreme volatility in securities prices, as well as severely diminished liquidity and credit availability. U.S. and global economies have also contracted significantly in recent months and will likely continue to contract for the foreseeable future, reducing the amounts people spend on their businesses. If current economic conditions continue or worsen, they could have a material adverse effect on our business, results of operations, and financial condition.

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

The future of our business will depend on our ability to respond to any future changes in the federal, state and local regulatory environment. Since the Company does not itself generate medical waste and is not itself in control of, nor does it handle, the medical waste but only sells its equipment to its customers, it is not itself currently subject to regulations with respect to the disposal of RMW; however, any change in this regulatory regime in the future could have a material adverse effect on the Company’s operations.

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

We recently transferred our manufacturing of the Demolizer® II in house from a contract manufacturer.

In the past we relied upon contract manufacturers for the manufacture of the Demolizer® II. In 2009 Q1, we transferred manufacturing in house. With the recent transfer to in house manufacturing we could encounter delays and difficulties in the manufacturing of our products could substantially harm our product marketing efforts. There are limited sources of supply for some key Demolizer® II system components.  Business disruptions, financial difficulties of the manufacturers or suppliers of these components, or raw material shortages could increase the cost of our goods sold or reduce the availability of these components.  To date, we have been able to obtain adequate supplies of product.  If sales accelerate, we may experience a rapid and substantial increase in our need for units.  If we are unable to obtain a sufficient supply of required units, we could experience significant customer dissatisfaction, which could result in the loss of orders and customers, and could materially and adversely affect our business, financial condition and results of operations. If the cost of units increases, we may not be able to pass on price increases to our customers if we are to remain competitively priced. This would reduce profit, which in turn would reduce the value of your investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies approximately 15,700 square feet of executive offices located in Englewood Colorado. The current term of the lease expires in March 2010 and the Company is in the process of extending the lease through December 31, 2010.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to claims of vendors, suppliers and other creditors.  The Company hopes to achieve settlement agreements which include payment plans, although there can be no assurance that these efforts will be successful.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the twelve months ended December 31, 2009, no matters were submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

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

	Common Stock
	High	Low
Year Ended December 31, 2008
Third Quarter	$1.75	$0.48
Fourth Quarter	$1.40	$0.26

Year Ending December 31, 2009
First Quarter	$0.99	$0.35
Second Quarter	$1.10	$0.39
Third Quarter	$1.15	$0.42
Fourth Quarter	$0.53	$0.30

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

Stockholders

At May 11, 2010 there were 29,149,065 shares of common stock issued and outstanding held by approximately 66 holders of record. The last reported sale of common stock on May 11, 2010 was $0.16.

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

Unregistered Sales of Equity Securities

In 2009, we issued to ten investors an aggregate of 218,750 Units consisting of 437,500 shares of our Series A Convertible Preferred Stock and 218,750 warrants in consideration of $437,500. Eight of the Series A Convertible Preferred Shareholders elected to convert 397,500 of those shares into 532,889 shares of our Common Stock. The remaining two Series A Convertible Preferred shareholders currently hold 40,000 shares.  Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

In 2008, we issued to nine investors an aggregate of 690,549 shares of common stock in consideration of $475,000 in cash.  Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

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

RESULTS OF OPERATIONS

Years Ended December 31,
	2009	2008
Total Revenues	100%	100%

Costs and expenses
Cost of revenues	<41%>	<39%>
Selling, general and administrative	<204%>	<154%>
Research and development	<26%>	<5%>
Total Expenses	<231%>	<198%>
Operating Profit <Loss>	<172%>	<98%>
Other Income (expense), net	<8%>	<2%>
Net Income <Loss>	<180%>	<100%>

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

Critical Accounting Policies & Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of the contingent assets and liabilities at the date of the financial statements and revenue and expenses for the period reported. Estimates are based upon historical experience and various other assumptions that are believed to be reasonable under the circumstances.  These estimates are evaluated periodically and form the basis for making judgments regarding the carrying values of assets and liabilities and the reported amount of revenue and expenses.  Actual results may differ from these estimates under different assumptions.

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

Fair Value of Financial Instruments

In 2009, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method (s) and significant assumptions used to estimate fair value. Other than the required disclosures the adoption of these changes had no impact on the financial statements.

The Company has determined, based upon available market information and appropriate valuation methodologies, the fair value of its financial instruments’ approximate carrying values. The carrying values of cash, accounts receivable, payables, and other current and long term liabilities at December 31, 2009 and 2008 approximate fair value.

Environmental Matters

We do not have environmental liabilities recorded at December 31, 2009 nor are we aware of any issues that could initiate the need for environmental remediation.

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. In 2009, the Company recorded bad debt expenses totaling $193,859 compared to no bad debt expense in 2008.  Past due accounts (more than 90 days) totaled $199,218 and $4,600 at December 31, 2009 and 2008, respectively.

Inventory Valuation

Inventories are valued at the lower of cost or market and are maintained on the first-in-first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	1.5 years
Computer equipment	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Molds and tools	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Identifiable Intangibles:

Identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademarks and licenses have indefinite lives and accordingly, they are not amortized.

Our impairment analysis included a sensitivity analysis with regard to cash flow projections that determine the recoverability of the assets. All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the company, such as those used for internal budgets and or reporting to the Board of Directors.

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

Unearned revenues consisted of extended warranties collected in advance.  Following is a summary of extended warranties for the years ended December 31, 2009 and 2008:

	Years Ended
	December 31,
	2009	2008
Beginning of year balance	$ 35,116	$ 13,591
Cash received from customers	24,513	23,394
Revenue recognized in earnings	(7,480)	(1,869)
End of year balance	$ 52,249	$ 35,116

Stock-Based Compensation

The fair value of stock options and purchase rights pursuant to the 2008 Equity Incentive Plan is estimated using the Black-Scholes valuation model. This model required input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of the grant is determined based upon a marked up value above the closing stock price on the grant date. The fair value of stock based awards expected to vest is amortized over the service period, typically the vesting period, of the award on a straight-line basis.  Our estimate of forfeitures is based upon our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods, if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture is changed. .  Our stock based compensation was $248,716 and $79,425 in the fiscal years ended December 31, 2009 and 2008, respectively.

Selected Operating Expenses

Research and development costs are charged to earnings as incurred and were $251,357 and $66,386, respectively in 2009 and 2008.

Accounting for Income Taxes

Income taxes are accounted for under the assets and liability method. This method gives consideration to the future tax consequences of deferred income or expense items immediately recognized changes in income tax laws upon enactment.  The statement of operations effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.  We have significant tax loss carryforwards, which are recorded as deferred tax assets.  Deferred tax assets realizable in future periods are recorded net of a valuation allowance based upon an assessment of our ability to generate sufficient taxable income within an appropriate period.  Based upon our historical taxable losses and projections for future taxable income over periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences.

Loss per Common Share

ASC Topic 260 (formerly SFAS 128), Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At December 31, 2009, the Company had options, warrants and Series A Preferred Stock outstanding that could be exercised or converted into 3,537,614 additional shares.  At December 31, 2008, the Company had warrants outstanding that could be exercised to purchase a total of 2,925,626 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.

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

New Accounting Standards

In 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes principles and requirements for subsequent events. This statement defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements.  SFAS 165 also sets forth the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim or annual periods ending after June 15, 2009.

Results of Operations

Year ended December 31, 2009 compared to 2008:

Revenue.  Revenues were $952,851 in 2009, down from $1,172,368 in 2008. The decrease (19%) was due to distributors and end users delays in placing orders for our products in the last six months of the year which we believe was a result of the general economic conditions within the United States.

Cost of Revenue.  Cost of revenue for 2009 was $391,176 down from $456,824 in the prior year. The decrease (14%) is attributed to decreased revenue.  Our cost of sales as a percentage of revenue increased to 41% of revenue for the year ended December 31, 2009 up from to 39% for 2008 due to decreased revenue.   We expect that this percentage to decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses.  Selling General and Administrative costs were $1,947,968 in 2009, as compared to $1,801,474 in 2008.  The following table is a summary of certain of these expenses:

	Twelve Months Ended
	December 31
	2009	2008
Selling expense	$513,502	$417,947
General office expense	662,661	874,828
Professional Fees	178,498	214,943
Depreciation and amortization	96,158	78,065
Bad debt expense	193,859	-
Travel expense	54,574	136,266
Stock Based Compensation expense	248,716	79,425
	-	-
	$1,947,968	$1,801,474

Selling and travel expenses increased due to higher levels of marketing activity in 2009.  The decrease in 2009 in general office expenses was due primarily to cost cutting measures implemented at the end of March 31, 2009. Professional fees consist primarily of audit, legal and investor relations related expenses in 2009 as a result of the Company becoming a publicly held entity versus being privately held. In the second quarter ended June 30, 2009, the Company entered into a consulting agreement for investor relations services terminating December 31, 2009 and in consideration issued 700,000 shares of Common Stock.  The shares were valued at $0.45 per share, which was equal to 100% of the public trading bid price of the Common Stock on June 12, 2009, as quoted on the OTC Electronic Bulletin Board. The consulting agreement was terminated and by agreement with the consultant 400,000 shares of Common Stock were cancelled. For 2009, the Company incurred a non-cash charge of $135,000 which is included in stock based compensation expense. Additionally in 2009, the Company recorded bad debt expense and reserves totaling $193,859.

Net Loss. For the year ended December 31, 2009, we incurred a net loss of $1,710,753, compared to a net loss of $1,172,498 for 2008, an increase in net loss of $538,255, or 46%. The increase in net loss was primarily attributable to decrease in revenues, increased professional fees and bad debt expense as noted above.  Additionally, the issuance of Series A Convertible Preferred Stock resulted in a beneficial conversion feature of $30,000. The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock. The Company also accrued dividends on the shares of Series A Convertible Preferred Stock totaling $5,694.

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

At December 31, 2009, we had a  working capital deficit of $(604,139), as compared to working capital of $133,650 at December 31, 2008. The decrease in working capital was due to decreased revenue and resulting gross margins and increased costs for sales and development. The Company continues to lower its overall operating expenses into 2010 and continues to focus on sales activities in order to improve its working capital.

In 2008, we completed the sale of an aggregate of 690,549 shares of common stock for gross proceeds of $475,000 and secured an additional $255,000 of note proceeds.  Additionally in 2008, we reacquired an aggregate of 654,205 shares of our common stock pursuant to an ongoing stock repurchase arrangement with a shareholder for a total purchase price of $225,000.  We also repaid notes in accordance with their terms in the amount of $170,000. We also used cash for the acquisition of assets in the amount of $42,547 in 2009 as compared to $110,988 in 2008. Net cash used in 2009 was $630,443 compared to $1,122,556 for 2008.

In February,  2009, the Company began a private offering of unregistered securities consisting of Units, each Unit consisting of two shares of  Series A Convertible Preferred Stock and one Warrant at a private offering price of $2.00 per Unit, totaling up to $1,000,000. Proceeds from the offering were used to expand our sales and marketing efforts, research and development and for general working capital purposes. In 2009, we sold an aggregate of $437,500 of such Units and secured an additional $323,210 of note proceeds. Of those notes, an aggregate of $0  had matured as of December 31, 2009.

Capital Commitments

The Company headquarters and administrative and production facilities are located at 9800 Mt. Pyramid Ct., Englewood, Colorado, in approximately 15,700 square feet of leased office space at a monthly rental of approximately $10,000.  The lease expires March 31, 2010 and the Company is in the process of extending the lease through December 31, 2010.  We consider our relations with our landlord to be good.

Going Concern

Our independent auditors have questioned our ability to continue as a going concern for the next twelve months.  The financial statements do not include any adjustments that might result from this uncertainty.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets at December 31, 2009 and 2008

3.	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

4.	Consolidated Statement of Changes in Shareholders’ Equity (Deficit) from January 1, 2008 through December 31, 2009

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

BioMedical Technology Solutions Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Biomedical Technology Solutions Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomedical Technology Solutions Holdings, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has suffered recurring losses, has a working capital deficit at December 31, 2009, and has an accumulated deficit of $5,717,956 as of December 31, 2009.  These factors and others raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cordovano and Honeck LLP

Englewood, Colorado

May 10, 2010

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. Consolidated Balance Sheets Years Ended December 31, 2009 and 2008

Assets	12/31/2009	12/31/2008

Current assets:
Cash	$6,643	$29,287
Accounts receivable, net of allowance for doubtful accounts	261,619	259,265
Inventory	247,263	410,516
Prepaid expenses	44,661	90,656
Total current assets	560,186	789,724

Property and equipment, net of accumulated depreciation	43,308	62,508

Intangible assets, net of accumulated amortization	306,085	340,495
Land held for development or sale	615,000	615,000
Long term Accounts receivable	9,197	-
Note receivable	-	146,000
Deposits	5,000	5,000

	$1,538,776	$1,958,727

Liabilities and shareholders' equity (deficit)

Current liabilities:
Notes payable	$222,241	$217,972
Notes payable to related parties	144,410	-
Accounts payable	396,563	335,777
Accrued payroll and other liabilities	348,862	67,208
Deferred income	52,249	35,116
Total current liabilities	1,164,325	656,073

Long-term debt	471,495	471,495

Total Liabilities	1,635,820	1,127,568

Shareholders' Equity (Deficit)
Series A Convertible Preferred Stock, $0.001 par value
10,000,000 authorized, 40,000 and -0- shares issued and
outstanding at December 31, 2009 and December 31, 2008,
respectively	40	-
Common stock, $0.001 par value
100,000,000 shares authorized,
28,846,315 and 27,702,181 shares issued and outstanding	28,846	27,702
at December 31, 2009 and December 31, 2008, respectively
Additional paid in capital	5,592,026	4,810,660
Accumulated deficit	(5,717,956)	(4,007,203)
Total Shareholders' Equity (Deficit)	(97,044)	831,159

	$1,538,776	$1,958,727

See accompanying notes to these consolidated financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. Consolidated Statements of Operations Years Ended December 31, 2009 and 2008

	December 31,
	2009	2008

Net sales	$ 952,851	$ 1,172,368
Cost of sales	391,176	456,824
Gross profit	561,675	715,544

Other costs and expenses:
Selling, general and administrative	1,947,968	1,801,474
Research and development expenses	251,357	66,386
Total operating expenses	2,199,325	1,867,860

Loss before non-operating income and expense and income taxes	(1,637,650)	(1,152,316)

Other income and (expense):
Other Income	6,409	5,217
Interest expense	(43,818)	(25,399)
	(37,409)	(20,182)

Net loss before income taxes	(1,675,059)	(1,172,498)
Income tax provision	-	-
Net loss	(1,675,059)	(1,172,498)

Accreation of beneficial conversion feature,
Preferred Stock	(30,000)
Preferred Stock Dividend	(5,694)	-

Net loss attributable to common stockholders	$(1,710,753)	$(1,172,498)

Basic and diluted loss per share	$ (0.06)	$ (0.04)

Weighted average common shares outstanding	28,468,099	26,832,169

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. Consolidated Statement of Changes in Shareholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2007	—	$—	26,080,930	$26,081	3,318,351	$(2,834,706)	$509,726

Sale of common stock in
private offering	—	—	690,549	691	474,309	—	475,000

Repurchase of common stock	—	—	(654,204)	(654)	(224,346)	—	(225,000)

Shares issued to complete reverse merger	—	—	1,875,663	1,875	1,162,630	—	1,164,505

Non-converted pre-merger shares	—	—	(290,757)	(291)	291	—	—

Stock based compensation	—	—	—	—	79,425	—	79,425

Net loss	—	—	—	—	—	(1,172,498)	(1,172,498)

Balance at December 31, 2008	—	—	27,702,181	27,702	4,810,660	(4,007,203)	831,159

Sale of Series A Convertible Preferred Stock,
less $10,833 of offering costs	437,500	438	—	-	426,229	—	426,667

Stock based compensation	—	—	405,600	406	248,310	—	248,716

Common Stock issued in lieu of wages	—	—	125,000	125	49,875	—	50,000

Common Stock purchase	—	—	80,645	80	24,920	—	25,000

Beneficial Conversion - Series A	—	—	—	—	30,000	—	30,000

Conversion of Series A Convertible Preferred Stock
to common stock	(397,500)	(398)	532,889	533	2,032	—	2,167

Net loss	—	—	—	—	—	(1,710,753)	(1,710,753)

Balance at December 31, 2009	40,000	$40	28,846,315	$28,846	5,592,026	$(5,717,956)	$(97,044)

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008
	2009	2008
Cash flows from operating activities:
Net loss	$ (1,710,753)	$ (1,172,498)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	96,158	86,375
Stock issued in lieu of Deferred Compensation	50,000	-
Stock based compensation expense	248,716	79,425
Beneficial Conversion Feature- Series A Convertible Preferred Stock	30,000	-
Series A interest earned and converted to shares of Common Stock	2,166
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,354)	(227,079)
Decrease (increase) in prepaid expenses and other current assets	45,995	(66,446)
Decrease (increase) in Note Receivable	146,000	-
Decrease (increase) in inventories	163,253	(79,589)
Decrease (increase) in long term accounts receivable	(9,197)	-
Increase (decrease) in accounts payable	60,786	242,867
Increase in accrued expenses	231,654	7,495
Increase in other liabilities	17,133	6,894
Net cash (used in)
operating activities	$ (630,443)	$ (1,122,556)
Cash flows from investing activities:
Increase in intangible assets	(25,529)	(97,401)
Acquisition of property and equipment	(17,018)	(13,587)
Net cash (used in)
investing activities	(42,547)	(110,988)
Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock, net	426,667	-
Proceeds from sale of Common Stock	25,000	475,000
Proceeds from stock issued to complete
reverse merger	-	875,000
Common stock redemption	-	(225,000)
Proceeds from notes payable	233,800	255,000
Proceeds from notes payable- related parties	89,410
Repayment of Notes converted to Series A Convertible Preferred Stock	(75,000)
Repayment of notes payable	(44,531)
Repayment of notes payable- related parties	(5,000)	(170,000)
Net cash provided by
financing activities	650,346	1,210,000
Increase (decrease) in cash	(22,644)	(23,544)
Cash and cash equivalents,
beginning of period	29,287	52,831
Cash and cash equivalents,
end of year	$ 6,643	$ 29,287
	Year Ended December

	2009	2008
Supplemental cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 15,894	$ 28,371

Non-cash investing and financing activities:

Merger shares issued for non-cash assets	$ -	$ 289,504

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

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

The Company has incurred significant operating losses since inception. Net cash used in operating activities during the years ended December 31, 2009 and 2008, was $630,443 and $1,122,556, respectively. Initially, these conditions raised some issues indicative of the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon the continued success of its plans to sell its products through its distribution networks and its direct sales force.  The Company raised $493,500 through the sale of equity securities during 2009. However, these efforts did not significantly mitigate the conditions noted above. However, there can be no assurances that the Company will continue to be successful in borrowing money or raising capital.

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

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that will be returned under warranty and our income tax liabilities. Such estimates are based on historical trends and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from our estimates.

Fair Value of Financial Instruments:

In 2009, the Company adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method (s) and significant assumptions used to estimate fair value. Other than the required disclosures the adoption of these changes had no impact on the financial statements.

The Company has determined, based upon available market information and appropriate valuation methodologies, the fair value of its financial instruments’ approximate carrying values. The carrying values of cash, accounts receivable, payables, and other current and long term liabilities at December 31, 2009 and 2008 approximate fair value.

Environmental Matters:

We do not have environmental liabilities recorded at December 31, 2009 nor are we aware of any issues that could initiate the need for environmental remediation.

Cash Equivalents:

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency.   In 2009, the Company recorded bad debt expenses totaling $193,859 compared to no bad debt expense in 2008.  Past due accounts (more than 90 days) totaled $199,218 and $4,600 at December 31, 2009 and 2008, respectively.

Inventory Valuation:

Inventories are valued at the lower of cost or market and are maintained on the first-in-first-out method.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	1.5 years
Computer equipment	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Molds and tools	5 years

Expenditure for repairs and maintenance is expensed as incurred. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Identifiable Intangibles:

Identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademarks and licenses have indefinite lives and accordingly, are not amortized

Our impairment analysis included a sensitivity analysis with regard to cash flow projections that determine the recoverability of the assets. All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the company, such as those used for internal budgets and or reporting to the Board of Directors.

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

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unearned revenues consisted of extended warranties collected in advance.  The following is a summary of extended warranties for the years ended December 31, 2009 and 2008:

	Years Ended
	December 31,
	2009	2008
Beginning of year balance	$ 35,116	$ 13,591
Cash received from customers	24,513	23,394
Revenue recognized in earnings	(7,480)	(1,869)
End of year balance	$ 52,249	$ 35,116

Stock-Based Compensation:

The fair value of stock options and purchase rights pursuant to the 2008 Equity Incentive Plan is estimated using the Black-Scholes valuation model. This model required input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of the grant is determined based upon a marked up value above the closing stock price on the grant date. The fair value of stock based awards expected to vest is amortized over the service period, typically the vesting period, of the award on a straight-line basis.  Our estimate of forfeitures is based upon our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods, if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture is changed.  Our stock based compensation was $248,716 and $79,425 in the fiscal years ended December 31, 2009 and 2008, respectively.

Selected Operating Expenses:

Research and development costs are charged to earnings as incurred and were $251,357 and $66,386, respectively in 2009 and 2008.

Accounting for Income Taxes

Income taxes are accounted for under the assets and liability method. This method gives consideration to the future tax consequences of deferred income or expense items immediately recognized changes in income tax laws upon enactment.  The statement of operations effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.  We have significant tax loss carryforwards, which are recorded as deferred tax assets.  Deferred tax assets realizable in future periods are recorded net of a valuation allowance based upon an assessment of our ability to generate sufficient taxable income within an appropriate period.  Based upon our historical taxable losses and projections for future taxable income over periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has analyzed filing positions, in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and state tax return in Colorado as “major” tax jurisdictions, as defined.  We are not currently under examination by the Internal Revenue Service or any other any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Loss per Common Share:

ASC Topic (formerly SFAS 128), Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At December 31, 2009, the Company has options, warrants and Series A Convertible Preferred Stock as converted outstanding that could be exercised representing a total of 3,537,614 additional shares.  At 2008, the Company had warrants outstanding that could be exercised representing a total of 2,925,626 additional shares.  All have been excluded from the weighted average share calculation because they would be anti-dilutive.

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

New Accounting Standards:

In 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the financial statements.

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes principles and requirements for subsequent events. This statement defines the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements.  SFAS 165 also sets forth the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for the interim or annual periods ending after June 15, 2009.

Note 3—Reverse Merger

On August 21, 2008 CET Services, Inc. (CET) completed a reverse merger with Biomedical Technology Solutions, Inc. whereby CET issued 8.72 new shares of common stock for each surrendered share of BMTS common stock.  Commensurate with the merger, CET was reincorporated as Biomedical Technology Solutions Holdings, Inc.  The Company declared a one share for three share reverse stock split effective as of the merger date.  Since the shareholder interests of BMTS received approximately 94% of the voting interest in the Company, BMTS is deemed to be the acquirer for accounting purposes.  Accordingly, the financial statements presented herewith are those of BMTS on an historical basis and include the accounts and operations of CET from the merger date.  The operations of CET were terminated at the merger date although the Company continues to incur certain expenses of ownership related to its land held for development or sale. All share and per share amounts have been adjusted from prior year amounts to reflect the recapitalization of the Company and the reverse stock split.

The business combination with CET has been accounted for as a reverse merger. The 1,875,663 outstanding shares held by CET’s shareholders prior to the merger are considered to be issued by the Company at the merger date in exchange for the net assets of CET, $1,164,504 at that date.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4—Related Party Transactions

In February 2009, the Company entered into a promissory note totaling $75,000 with one related party and shareholder. The promissory note bears an annualized interest rate of 12% and with terms extended to June 30, 2010.

In June 2009, a Director of the Company converted a promissory note, totaling $75,000 into Series A Convertible Preferred Stock and immediately elected to convert those shares into 100,000 shares of our Common Stock.

Additionally in June 2009, the Company entered into a promissory note with a related party totaling $14,410 of which $5,000 was paid. The note matures on June 30, 2010 and bears an annualized interest rate of 12%.

In February 2008, the Company entered into a promissory note with a related party and shareholder totaling $60,000. The promissory note bears an annualized interest rate of 12% and with terms extended to June 30, 2010.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2009, Mr. Cox converted an aggregate of $50,000 in accrued compensation into 125,000 shares of Common Stock; and Mr. Kempf converted an aggregate of $7,500 in accrued compensation into 7,500 shares of Series A Preferred Stock and warrants. Those shares of Series A Stock were then converted into 10,000 shares of Common Stock by Mr. Kempf.

Additionally, in 2009 Mr Cox purchased 80,645 shares of our Common Stock for $25,000 with shares valued at $0.31 per share.

Note 5—Balance Sheet Details

Inventory:

Inventory consisted of the following classifications as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Raw Materials	$ 130,060	$ 184,228
Work-in-process	36,581	-
Finished Goods	104,369	226,288
less: Allowance	(23,747)	-
	$ 247,263	$ 410,516

Property and equipment:

Listed below are the major classes of property and equipment as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Equipment leased to customers	$ 24,495	$ 18,495
Computer equipment	53,941	46,097
Office equipment	19,744	20,366
Furniture and fixtures	11,874	11,874
Molds and tools	71,605	66,428
Computer software	23,433	22,433
Leasehold improvements	5,524	5,524
	210,616	194,217
Less: accumulated depreciation	(167,308)	(131,709)
	$ 43,308	$ 62,508

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $35,599 and $42,392, respectively, for the years ended December 31, 2009 and 2008.

Identifiable Intangibles:

Identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademarks and licenses have indefinite lives and accordingly, are not amortized

Our impairment analysis included a sensitivity analysis with regard to cash flow projections that determine the recoverability of the assets. All of the judgments and assumptions made in preparing the cash flow projections are consistent with our other financial statement calculations and disclosures. The assumptions used in the cash flow projections are consistent with other forward-looking information prepared by the company, such as those used for internal budgets and or reporting to the Board of Directors.

In 2009 and 2008 we performed our annual impairment evaluations and determined that there was impairment in 2009 totaling $66,218 and $0 in 2008. At December 31, 2009 and 2008, we had $152,013 and $149,981, respectively, of indefinite lived intangibles that consist of trademarks and environmental licenses and permits for which we performed an annual impairment test, and determined there was no impairment.   In accordance with SFAS 142, other intangible assets will continue to be amortized over their useful lives.

During the years ended December 31, 2009 and 2008, we recorded legal and other incidental costs totaling $23,218 and $88,218, respectively, in connection with our Demolizer II patent with an amortization period of five years. The Company anticipates amortizing the remaining patent cost of $14,701 over the next three years. In addition, as current patent pendings convert to patents, the Company will begin amortization of those costs over a five year period.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009 and 2008, the carrying values of our major types of intangible assets are as follows:

	December 31,
Limited-life intangibles	2009	2008
Patent	$ 83,256	$ 77,684
Customer list	15,000	15,000
	98,256	92,684
Less: accumulated depreciation	(83,555)	(89,835)
	14,701	2,849

Patent Pendings	139,371	187,665

Indefinite-life intangibles
Trademark	47,013	44,981
Licenses and permits	105,000	105,000
	152,013	149,981
	$ 306,085	$ 340,495

Amortization expense was $60,559 and $43,983 for the years ended December 31, 2009 and 2008, respectively.

Accrued Liabilities:

Accrued liabilities consisted of the following accounts as of December 31, 2009 and 2008:

	December 31,
	2009	2008
Accrued Payroll	$ 275,231	$ 63,199
Deferred Rent	-	3,200
Accrued Interest Payable	17,059	809
Accrued Professional Fees	36,168
Accrued Other	20,404
	$ 348,862	$ 67,208

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Payable:

At December 31, 2009 we were obligated under the terms of promissory notes, primarily issued for working capital, in the amount of $200,000   that matured on February 28, 2010 and carried an interest rate of 5%. The note was and is secured by a second priority Deed of Trust encumbering real property owned by the Company’s subsidiary BMTS Properties. In May 2010, the $200,000 note was purchased by a current shareholder and a monthly payment schedule bearing an interest rate of 6% was negotiated with the Company. The note matures on April 1, 2011 and is secured by a second Deed of Trust encumbering the Company’s real property.  The Company has executed a Settlement Agreement that provides, in part, that if it defaults in the required payments, the holder is entitled to take judgment.  The interest expense on short-term borrowings was $25,475 and $20,750 for 2009 and 2008, respectively.

Additionally, at December 31, 2009, the Company was obligated under short term insurance premium financing agreements having an aggregate yearend balance of $22,241, payable in installments of $4,448, including interest 8% per annum.

At the time of the reverse merger in August 2008, land previously held for development by CET and now by BMTS Properties, Inc., is carried at an amount considered to be its fair value based upon a current independent appraisal of its liquidating value. The long term note payable totaling $471,495, is collateralized by the land parcel and is due upon the sale or transfer of the land.  Interest is payable monthly at the rate of 2% per annum.

Note 6—Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following components as of December 31, 2009 and 2008:

	Twelve Months Ended
	December 31
	2009	2008

Selling expense	$513,502	$417,947
General office expense	662,661	874,828
Professional Fees	178,498	214,943
Depreciation and amortization	96,158	78,065
Bad debt expense	193,859	-
Travel expense	54,574	136,266
Stock Based Compensation expense	248,716	79,425
	-__	-__
	$1,947,968	$1,801,474

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Income Taxes

The Company accounts for income taxes under ASC 740, which requires the use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The components of the deferred income tax assets and liabilities arising under ASC 740 were as follows:

                                Amount_________

     2009

     2008

 Deferred tax assets:

Long-term

$ 570,957

$  439,310

Total deferred tax asset

$ 570,957

 439,310

Deferred tax liability:

Current

                                                                               -                           -

Long-term

      (69,403)

(122,747)

Net deferred tax asset

$ 501,554

$   316,563

 Valuation allowance

       (501,554)

 (316,563)

 Total provision

      $        -

          $               -

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

              2009

               2008

Temporary

Tax

Temporary

Tax

Difference

Effect

Difference

Effect

  Deferred assets:

  Depreciation timing difference

$71,952

$27,795

$84,574

$32,671

  Net operating loss carryovers

    1,406,062

 543,162

1,052,650

406,639

  Total

             $1,478,014    $570,957

$1,137,224

439,310

              2009

  2008______

Temporary

Tax

Temporary

Tax

Difference

Effect

Difference

Effect

  Deferred Liabilities:

  Depreciation timing difference

$179,660

$69,403

$317,751

$122,747

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net change in deferred tax assets as of December 31, 2009 and 2008 was $131,647 and $30,858, respectively. The net change in deferred tax liabilities as of December 31, 2009 and 2008 was $(53,344) and $86,611, respectively.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax affects of the differences are as follows:

	Years Ended
	December 31,
	2009	2008

U.S. statutory federal rate, graduated.....	34.00%	34.00%
State income tax rate, net of federal....	4.63%	4.63%
Net operating loss (NOL) for which
no tax benefit is currently available....	-38.63%	-38.63%
	0.00%	0.00%

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion of all of the deferred tax assets will not be realized. At December 31, 2009 and 2008, the Company had a tax loss of $1,406,062 and $1,052,650 respectively. After consideration of all the evidence, both positive and negative, management has determined that a $ 501,554 allowance as of December 31, 2009 is necessary to reduce the deferred tax assets to an amount that is more likely than not to be realized.

The Company had net operating loss carry forwards available to offset future taxable income, which will begin to expire in 2025 and continue through 2029.  Cash payments for income taxes were $-0- and $-0- for the years ended December 31, 2009 and 2008, respectively.

We are currently evaluating the impact of the adoption of ASC 740; however we do not expect that it will have a material impact on our consolidated financial statements.

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

In February,  2009, the Company began a private offering of unregistered securities comprised of Units, each Unit consisting of two shares of  Series A Convertible Preferred

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock  (“Series A Stock”) and one Warrant at a private offering price of $2.00 per Unit, totaling up to $1,000,000. The Series A Stock was valued at $1.00 per share and the Warrant has a strike price of $1.50.  Each Warrant holder has the right to purchase for a period of 18 months one additional share per Unit.

Under the terms of the private offering, each share of  Series A Stock has the right to a number of votes equal to the number of shares of Common Stock then issuable upon conversion. The Series A Stock is entitled to receive a dividend equal to 10% per annum of the stated value of the shares, payable in arrears, with the Company’s option to pay such dividend in shares of the Company’s Common Stock valued at the 30 day VWAP, or in cash. Each Series A Share is convertible into an equal number of shares of Common Stock at the option of the Holder or will automatically convert under certain circumstances.

In 2009, we sold an aggregate of $437,500 of such Units and at December 31, 2009 there were 40,000 shares of our Series A Convertible Preferred Stock outstanding.

Common Stock:

In 2009, eight of the ten Series A Convertible Preferred Shareholders elected to convert 397,500 of those shares and accrued interest into 532,889 shares of our Common Stock. In 2009, two Series A Convertible Preferred Shareholders purchased those shares when the Company’s closing market price was greater than the discounted market price of $.75 per share. As a result, the Company booked a beneficial conversion expense totaling $30,000.

Also in 2009, the CEO of the Company elected to convert $50,000 of deferred compensation into 125,000 shares of our Common Stock valued at $0.40 per share. Additionally, the CEO purchased 80,645 shares of our Common Stock for $25,000 with shares valued at $0.31 per share.

Stock Based Compensation Expense:

Stock-based compensation was related to stock options and warrants that vested during 2009 and 2008. Additionally in 2009, the Company granted stock awards to employees, directors and consultants resulting in stock based compensation expense. During the year ended December 31, 2009 and 2008, we recognized compensation expense of $248,716 and $79,425, respectively, for stock options which is reflected in the consolidated statements of operations.  The following table presents details of the total stock-based compensation expense resulting from stock option, warrants and stock awards included in the consolidated statements of income:

	Years Ended
	December 31,
	2009	2008
Selling, general and administrative expenses	$ 248,716	$ 79,425
Effect on pre-tax loss	248,716	79,425
Tax effect of stock-based compensation expense	-	-
Effect on net loss	$ 248,716	$ 79,425

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, there was $33,800 of total unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a period of approximately three years. Unrecognized compensation expense in 2008 was $170,791.

Stock Options and Warrants:

Options and warrants granted to officers and employees between 2007 and August 2008 vest from one to three years and have a maximum term not to exceed seven years. These options and warrants are not part of our Equity Incentive Plan.

 In August 2008, the Company’s Board of Directors authorized 2,000,000 shares of the Company’s common stock for issuance under the 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan policy is as follows: (1) the exercise price of each Incentive Stock Option shall not be less than one hundred percent (100%) of the fair market value of the stock subject to the Option on the date the Option is granted. The exercise price of each Nonstatutory Stock Option shall be any price set by the Board or Committee (2) the maximum term of an option granted may not exceed 10 years (3) three year vesting period, vesting ratably annually as long as the optionee remains an employee or a consultant to the Company.

Option and warrant activity, Plan and Non-Plan,  for the years ended December 31, 2009 and 2008 is summarized as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Life	Value
Outstanding at January 1, 2008	2,980,262	$0.34	5.85 years	$ -
Granted	769,298	$1.02	6.51 years	-
Exercised	-	-	-	-
Cancelled	(145,379)	.69	-	-
Outstanding at December 31, 2008	3,604,181	$0.50	5.15 years	-
Granted	365,000	$.99	6.08 years	-
Exercised
Cancelled	(453,651)	$1.48		-
Outstanding at December 31, 2009	3,515,530	$0.43	4.15 years	$ 268,224
Exercisable at December 31, 2009	3,215,530	$0.37	3.97 years	$ 268,224

The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 were $-0- and $-0-, respectively.

Outstanding options at December 31, 2009 had a weighted average remaining contractual life of 4.15 years with an aggregate intrinsic value of $268,224. Exercisable options at December 31, 2009 had a weighted average remaining contractual life of 3.97 years with an aggregate intrinsic value of $268,224.

Compensation expense for all stock-based compensation awards granted in 2009 and 2008 was valued using the Black-Scholes option pricing model.  The share prices used in the

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculations were determined by our Board of Directors based upon the market or above market closing bid price for the Company’s Common Stock on the date of grant. The expected term of options granted was estimated by management and is within the safe-harbor provisions of the SEC and ranged between one to six years. The expected volatility of our share price was based upon the market prices for the Company’s Common Stock. The expected dividend yield is zero.

Assumptions used in the Black-Scholes model are presented below:

Risk free interest rate	.93% - 1.97%
Dividend yield	0.00%
Volatility factor	98.75% -162.3%
Weighted average expected life	4 years
Expected Term	2.5 years to 6.5 years

Common Stock Redemptions and Cancellation:

Pursuant to an agreement dated September 13, 2006, the Company has the right (but not the obligation) to re-purchase up to 1,453,787 of the shares of common stock then held by a principal shareholder, at $.34 per share through December 31, 2008 and 872,272 shares of common stock at $.69 per through December 31, 2009.  Through December 31, 2009, the Company has repurchased 1,126,685 shares of its common stock from the principal shareholder for $387,500.  All returned shares have been cancelled and returned to unissued status.  There were no treasury shares outstanding as of December 31, 2009.

 Note 9—Lease Commitments

We lease office and warehouse space under operating lease agreements, which expire at various dates over the next year. The leases for most of the properties contain renewal provisions.

At December 31, 2009, there were no minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year.

Rent expense for 2009 and 2008 was $122,321 and $87,505, respectively.

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

Our revenue is concentrated in the Demolizer® II System, consumable sharps and red bag waste collectors, replacement filter cartridges, and ancillary small supplies such as labels, wall mounting brackets, etc.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11 —Subsequent Events

In January 2010, the Company sold to two investors an aggregate of $56,000 for 224,000 shares valued at $0.25 per share.

A $200,000 promissory note held by an unaffiliated third party  matured on February 28, 2010. The note in default was purchased by a current shareholder under a Settlement Agreement. Under the terms of the settlement agreement, the Company is obligated to make monthly payments together with 6% interest. The extended note matures on April 1, 2011 and is secured by a second Deed of Trust encumbering the Company’s real property. Additionally as part of the settlement agreement, the Company has agreed to issue 250,000 shares of the Common Stock and 200,000 Warrants with a strike price of $.25 per share. The Warrants expire on May 31, 2013. The Company anticipates booking a non-cash expense for the issuance of both shares of Common Stock and Warrants in the upcoming quarter.

In March 2008, the Company entered into a Settlement Agreement and Release with various parties to resolve several issues in dispute.  As part of that agreement:

•

A Consultation Agreement with Malibu Holdings, LLC was modified to provide for the issuance of 300,000 shares for services rendered, rather than the 700,000 previously agreed upon;

•

Sunrise Capital, LLC agreed to assign to William Dudziak (“Dudziak”), a shareholder of the Company, 2.0 million shares that Sunrise had purchased from Dudziak under a promissory note, in consideration of a cancellation of that note.

•

The Company agreed to issue to Dudziak an additional 700,000 shares of common stock to resolve disputed claims.

The Settlement Agreement and Release is executory and final performance will occur immediately following the filing of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Financial Officer and with the participation of the Company's President and Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

1)  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Chief Financial Officer, and with the participation of the Company’s President and Chief Executive Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2009, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Internal Controls

Our principal executive and financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The current management of the Company consists of the following persons:

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Donald G. Cox	52	CEO, President and Director	2005
David A. Kempf	51	Secretary,Chief Financial Officer/Chief Operating Officer and Director	February 2009
Gex Richardson	46	General Counsel and Director	2005
William Sparks	56	Director	2008

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

Meetings and Committees of the Board of Directors

Meetings of the Board of Directors

During the fiscal year ended December 31, 2009, 15 meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors.   Meetings are conducted either in person or by telephone conference.

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

Audit Committee

The audit committee is composed of the following directors:

David A. Kempf
William Sparks
Donald G. Cox, ex officio

The Board of Directors has determined that Mr. Sparks is "independent" within the meaning of the American Stock Exchange's listing standards.  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

David A. Kempf, a member of the audit committee, qualifies as an "audit committee financial expert" within the meaning of Item 401(e)(2) of Regulation SB.

During the fiscal year ended December 31, 2009 the audit committee had two meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and with Cordovano and Honeck, LLP and the matters required to be discussed by SAS 61.  The Audit Committee has received the written disclosures and the letter from Cordovano and Honeck, LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence.  Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for filing with the Commission.

By the Audit Committee

David A. Kempf

William Sparks

Donald G. Cox

Compensation Advisory Committee

The compensation advisory committee is currently composed of the following directors:

David A. Kempf
William Sparks
Donald G. Cox, ex officio

The Board of Directors has determined that Mr. Sparks is "independent" within the meaning of the NASDAQ listing standards.  For this purpose, a compensation committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended December 31, 2009 the compensation advisory committee did not recommend any changes to the executive’s compensation.  The compensation advisory committee:

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

Nomination Committee

The nomination committee was composed of the following directors:

David A. Kempf
William Sparks
Donald G. Cox, ex officio

Of the currently serving members, Mr. Sparks, would be deemed to be independent within the meaning of the American Stock Exchange's listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders, except that Mr. Kempf, our CFO/COO and Director failed to file one report covering four transactions in a timely fashion; Mr. Sparks, a Director, failed to file one report covering one transaction in a timely fashion; Mr. Neuman, a former Director, failed to file one report covering one transaction in a timely fashion; and, Mr. Bricken, a 10% or more shareholder, failed to file one report covering one transaction in a timely fashion .  In making these statements, the Company has relied on the written representation of its Directors, Officers and any persons holding more than ten percent (10%) of the Company's common stock or copies of the reports that they have filed with the Commission.

Code of Business Ethics

We have a Code of Business Ethics that governs all of our employees, including our CEO, CFO, principal accounting officer or persons performing similar functions.  We will provide a copy of our code free of charge to any person upon written request to us at the following address 9800 Mt. Pyramid Court, Suite 250, Englewood, CO 80112. A copy of our Code of Ethics is filed as an exhibit to this Form 10-K and can be viewed at the SEC website at www.sec.gov.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Donald Cox CEO	2009	$200,000	$0	$0	0	0	$0		$200,000
	2008	$200,000	$0	$0	0	0	$0		$200,000
	2007	$150,000	$0	$0	581,515	581,515	$0	$50,000	$200,000
David A. Kempf, CFO/COO	2009	$174,231	$0	$1,275	300,000	0	$0	0	$175,506

Set forth below is information on the employment commitments to BMTS executives:

Name	Position	Salary
Donald G. Cox	CEO	$200,000 per year
David A. Kempf	CFO/COO	$195,000 per year
Gex Richardson	General Counsel	None

BMTS has no written employment agreements with its executive officers. Effective January 1, 2010, Mr. Cox and Mr. Kempf have agreed to take a 25% salary reduction from their annualized salary as noted. The salary reduction will be treated as deferred compensation and will be repaid as the Company’s cash flow improves.

No director of BMTS receives any compensation for their services as directors. Outside directors may be granted options; however, there is no commitment to do so.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Donald Cox	581,515	0	0	$0.34	10/01/14	0	0	0	0
Gex Richardson	1,453,786	0	0	$0.34	10/01/13	0	0	0	0
David A. Kempf	300,000	0	300,000	$1.00	02/11/19	0	0	0	0

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company common stock as of May 11, 2010 by (i) each Company director, (ii) each of the Company’s executive officers named in the summary compensation table, (iii) all of such named executive officers and directors as a group, and (iv) all those known by Company to be beneficial owners of more than five percent of Company common stock.  Except as shown otherwise in the footnotes to the table, the address of each person listed is BioMedical Technology Solutions Holdings, Inc., 9800 Mt. Pyramid Court, Suite 250, Englewood, Colorado  80112.

	BENEFICIAL OWNERSHIP(1)
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES		PERCENT OF TOTAL(2)
Donald G. Cox	10,638,173	(3)	36.47
Jon Bricken	6,469,350		22.19
David A. Kempf	328,417	(6)	1.13
Gex Richardson	2,689,505	(4)	9.23
William Sparks	522,863	(5)	1.79
Sunrise Capital, LLC	2,300,000		7.89
Executive Officers and Directors as a Group (4 persons)	22,948,308		78.70

__________________________________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Holdings’ common stock subject to options and warrants currently exercisable within 60 days of the date of this 10-K, are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage of any other person or entity.  Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)

Percentage of ownership is based on 29,149,065 shares of common stock outstanding as of May 11, 2010.

(3)  Includes warrants exercisable to purchase 581,515 shares of common stock at an exercise price of $0.34 per share and warrants exercisable to purchase 50,000 shares of common stock at an exercise price of $1.50 per share.

(4)  Includes warrants exercisable to purchase 1,453,787 shares of common stock at an exercise price of $0.34 per share.

(5)  Includes warrants exercisable to purchase 29,076 shares of common stock at an exercise price of $0.34 per share and warrants exercisable to purchase 37,500 shares of common stock at an exercise price of $1.50 per share

(6) Includes options to purchase 300,000 shares of common stock under the Company’s 2008 Equity Incentive Plan. The options vest ratably over three years and once vested are exercisable to purchase until February 2016 at an exercise price of $1.00 per share. Also includes warrants exercisable to purchase 6,250 shares of common stock at an exercise price of $1.50 per share.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to our 2008 Equity Incentive Plan, the only compensation plan that was approved by our shareholders upon completion of the reverse merger in August 2008. Prior to August 2008, the Company issued options and warrants to employee and consultants of the Company and are included in the table below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1), (2)	3,515,530	$0.43	1,589,400
Equity compensation plans not approved by security holders	None		None
Total	3,515,530	$0.43	1,589,400

(1) Represents stock options issued under the 2008 Equity Incentive Plan, 2,000,000 common shares authorized under the Plan

(2) Represents stock options and warrants issued to purchase registered common shares of the Company.

To the knowledge of management, there are no present arrangements that may result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Transactions with Affiliates

Pursuant to an agreement dated September 13, 2006, the Company has the right (but not the obligation) to re-purchase up to 1,453,787 of the shares of common stock then held by Jon Bricken, a principal shareholder, at $0.34 per share through December 31, 2008 and 872,272 shares of common stock at $0.69 per through December 31, 2009.  Through December 31, 2009, the Company has repurchased 1,126,685 shares of its common stock from Mr. Bricken for $387,500.

In addition, Mr. Bricken, the principal shareholder, agreed to return 109,013 shares of the Company’s common stock to the Company in 2007.  All returned shares have been cancelled and returned to unissued status.  There were no treasury shares outstanding as of December 31, 2009.

In December, 2008, William Sparks, a director, loaned the Company the sum of $75,000. Interest, which accrues at the rate of 12% per annum, and was convertible at the option of Mr. Sparks into shares of the Company’s common stock at a conversion price of $.75 per share.   Mr. Sparks converted said note in June 2009, into 75,000 shares of the Company’s Series A Convertible Preferred Stock. Simultaneously, Mr. Sparks converted the 75,000 shares of the Series A Convertible Preferred Stock into 100,000 shares of Common Stock.

In February 2009, the Company entered into a promissory note totaling $75,000 with one related party and shareholder. The promissory note bears an annualized interest rate of 12% and with terms extended to June 30, 2010.

Additionally in June 2009, the Company entered into a promissory note with a related party totaling $14,410 of which $5,000 was paid. The note matures on June 30, 2010 and bears an annualized interest rate of 12%.

In February 2008, the Company entered into a promissory note with a related party and shareholder totaling $60,000. The promissory note bears an annualized interest rate of 12% and with terms extended to June 30, 2010.

During 2009, Mr. Cox converted an aggregate of $50,000 in accrued compensation into 125,000 shares of Common Stock; and Mr. Kempf converted an aggregate of $7,500 in accrued compensation into 7,500 shares of Series A Preferred Stock and warrants. Those shares of Series A Stock were then converted into 10,000 shares of Common Stock by Mr. Kempf.

Additionally, in 2009 Mr Cox purchased 80,645 shares of our Common Stock for $25,000 with shares valued at $0.31 per share.

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

Director Independence

The following members of the Company’s Board of Directors are independent directors as that term is defined by NASDAQ Rule 4200(a)(15):  William Sparks.  Mr. Sparks is a member of the Company’s Audit Committee, whose members are Kempf and Sparks  met the Audit Committee independence requirements of NASDAQ Rule 4350(d).

Item 14.  Principal Accountant Fees and Services

The following table sets forth fees billed to us by Cordovano and Honeck, LLP, our registered public accounting firm and Kish, Leake & Associates, P.C. our income tax professionals, during the fiscal years ended December 31, 2009 and December 31, 2008 respectively for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other services rendered.

	December 31,	December 31,
	2009	2008

Audit Fees	$39,046	$20,000
Audit-Related Fees	--	--
Tax Fees	7,000	1,250
All Other Fees (audit of acquired subsidiary)	5,250	14,467
Total fees	$52,296	$35,717

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

Exhibit No. Title
*	2.1	Indemnity Agreement
*	2.1	Statement of Merger
*	2.1	Certificate of Merger
*	2.1	Amendment No. 1 to Merger Agreement
*	2.1	Amendment No. 2 to Merger Agreement
*	3.1	Articles of Incorporation
****	3.1(ii)	Certificate of Designations of Series A Preferred Stock
*	3.2	Bylaws
*****	4.0	2008 Equity Incentive Plan
*****	4.0	Form of Employee Warrant
*****	5.0	Opinion of Clifford L. Neuman PC
***	10.0	Promissory Note
******	10.0	Consultation and Securities Compensation Agreement
*******	10.0	Agreement to Convert Debt – Cox
*******	10.0	Agreement to Convert Debt - Kempf
+	10.0	Amendment No. 1 to Malibu Consultation and Securities Compensation Agreement
++	10.0	Valor Deed of Trust
++	10.0	Valor Promissory Note
+++	10.0	Settlement Agreement with Malibu Holdings
+++	10.0	Settlement Agreement with Valor / WED
+++	14	Code of Ethics
*****	23	Consent of Cordovano & Honeck
+++	31.	Certification required by Section 13a-14(a) of the Exchange Act.
+++	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	99.1	Audit Committee Charter
**	99.2	Compensation Committee Charter
**	99.3	Nominating and Corporate Governance Committee Charter

*

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 21, 2008 as filed with the Commission on August 27, 2008.

**

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated  February 11, 2009 as filed with the Commission on February 17, 2009.

***

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated  December 2, 2008 as filed with the Commission on February 18, 2009.

****

Incorporated by reference to the Registrant’s Annual Report on Form 10-K dated  December 31, 2008 as filed with the Commission on April 15, 2009.

*****

Incorporated by reference to the Registrant’s Form S-8 dated  May 15, 2009 as filed with the Commission on May 15, 2009.

******

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated  June 12, 2009 as filed with the Commission on June 19, 2009.

*******

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated  June 17, 2009 as filed with the Commission on June 24, 2009.

+

Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated  June 30, 2009 as filed with the Commission on August 13, 2009.

++

Incorporated by reference to the Registrant’s Current Report on Form 8-K dated  February 28, 2010 as filed with the Commission on April 5, 2010.

+++

Filed herewith.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. (Registrant)

Date: May 13, 2010	By: _/s/ Donald G. Cox___ Donald G. Cox, President and Chief Executive Officer

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:

/s/ Donald G. Cox

Date:

May 13, 2010

Donald G. Cox, Chief Executive Officer.

President, Principal Executive Officer and Director

By:

/s/ David A. Kempf

Date:

May 13, 2010

David A. Kempf,

Chief Financial Officer, Chief Operating

Officer, Principal Accounting Officer, Secretary and Director

By:

/s/ Gex Richardson

Date:

May 13, 2010

Gex Richardson, General

Counsel and Director

By:

/s/ William Sparks

Date:

May 13, 2010

William Sparks, Director