Form 10-Q
period 2010-03-31
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2010-05-21
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2010

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

The issuer had 29,849,065 shares of its common stock issued and outstanding as of May 18, 2010, the latest practicable date before the filing of this report.

Biomedical Technology Solutions Holdings, Inc and Subsidiaries

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

Table of Contents

PART I

FINANCIAL INFORMATION

Item 1

Financial Statements

Item 2

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Item 4T

Controls and Procedures

PART II

OTHER INFORMATION

Item 1

Legal Proceedings

Item 1A

Risk Factors

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Item 3

Defaults upon Senior Securities

Item 4

Submission of Matters to a vote of Securities Holders

Item 5

Other Information

Item 5

Exhibits

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Balance Sheets
March 31, 2010 and December 31, 2010

Assets	3/31/2010	12/31/2009
	(unaudited)	(derived from audited
		financial statements)
Current assets:
Cash	$2,430	$6,643
Accounts receivable, net of allowance for doubtful accounts	221,896	261,619
Inventory	210,570	247,263
Prepaid expenses	29,781	44,661
Total current assets	464,677	560,186

Property and equipment, net of accumulated depreciation	37,011	43,308

Intangible assets, net of accumulated amortization	282,525	306,085
Land held for development or sale	615,000	615,000
Long term Accounts receivable	9,197	9,197
Deposits	5,000	5,000

	$1,413,410	$1,538,776
Liabilities and shareholders' (deficit)
Current liabilities:
Notes payable	$208,493	$222,241
Notes payable to related parties	144,410	144,410
Accounts payable	394,098	396,563
Accrued payroll and other liabilities	437,831	348,862
Deferred income	50,824	52,249
Total current liabilities	1,235,656	1,164,325
Long-term debt	471,495	471,495
Total Liabilities	1,707,151	1,635,820
Shareholders' (deficit)
Series A Convertible Preferred Stock, $0.001 par value
10,000,000 authorized, 40,000 and 40,000 shares issued and
outstanding at March 31, 2010 and December 31, 2009, respectively	40	40
Common stock, $0.001 par value
100,000,000 shares authorized,
29,849,065 and 28,846,315 shares issued and outstanding	29,849	28,846
at March 31, 2010 and December 31, 2009, respectively
Additional paid in capital	5,807,760	5,592,026
Accumulated deficit	(6,131,390)	(5,717,956)
Total Shareholders' (deficit)	(293,741)	(97,044)
	$1,413,410	$1,538,776

See accompanying notes to these consolidated financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. Consolidated Statements of Operations Three Months Ended March 31 (Unaudited)

	March 31
	2010	2009

Net sales	$ 162,704	$ 359,305
Cost of sales	75,813	142,375
Gross profit	86,891	216,930

Other costs and expenses:
Selling, general and administrative	455,178	470,706
Research and development expenses	32,053	70,565
Total operating expenses	487,231	541,271

Loss before non-operating income and expense and income taxes	(400,340)	(324,341)

Other income and (expense):
Other Income	-	6,376
Interest expense	(12,108)	(9,523)
	(12,108)	(3,147)

Net loss before income taxes	(412,448)	(327,488)
Income tax provision	-	-
Net loss	(412,448)	(327,488)

Preferred Stock Dividend	(986)	(378)

Net loss attributable to common stockholders	$ (413,434)	$ (327,866)

Basic and diluted loss per share	$ (0.01)	$ (0.01)

Weighted average common shares outstanding	29,250,398	27,702,181

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statement of Changes in Shareholders' (deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2009	40,000	$40	28,846,315	$28,846	5,592,026	$(5,717,956)	$(97,044)

Shares issued for compensation	—	—	760,000	760	152,441	—	153,201

Shares issued to repay 12/31/09 payable	—	—	18,750	19	7,481	—	7,500

Charges for vesting options/warrants	—	—	—	—	3,756	—	3,756

Sales of Common Stock less $3,720 of offering costs	—	—	224,000	224	52,056	—	52,280

Net loss	—	—	—	—	—	(413,434)	(413,434)

Balance at March 31, 2010	40,000	$40	29,849,065	$29,849	5,807,760	$(6,131,390)	$(293,741)

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Quarter Ended March 31, 2010 and 2009 (Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(413,434)	(327,866)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	34,576	24,120
Stock based compensation expense	156,956	22,414
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	39,723	(145,231)
Decrease (increase) in prepaid expenses and other current assets	14,880	31,446
Decrease (increase) in Note Receivable	-	146,000
Decrease (increase) in inventories	36,693	(6,706)
Decrease (increase) in long term accounts receivable	-	-
Increase (decrease) in accounts payable	(2,465)	55,434
Increase in accrued expenses	88,969	74,092
Increase (decrease) in other liabilities	(1,425)	1,634
Net cash (used in)
operating activities	$ (45,527)	$(124,663)
Cash flows from investing activities:
Increase in intangible assets	2,782	(12,580)
Acquisition of property and equipment	-	(16,274)
Net cash (used in)
investing activities	2,782	(28,854)
Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock, net	-	71,168
Proceeds from sale of Common Stock, net of offering expenses	52,280	-
Proceeds from notes payable- related parties	-	75,000
Repayment of Notes converted to Series A Convertible Preferred Stock	-	-
Repayment of notes payable	(13,748)	(14,487)
Net cash provided by
financing activities	38,532	131,681
Increase (decrease) in cash	(4,213)	(21,836)
Cash and cash equivalents,
beginning of period	6,643	29,287
Cash and cash equivalents,
end of year	$ 2,430	$ 7,451

	Quarter Ended
	March
	2010	2009
Supplemental cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

Note 1:  Nature of Operations

We market the Demolizer® II System.   The Demolizer® II System is a tabletop device that converts infectious biomedical waste into non-biohazardous material.   The Demolizer® II System also includes components that have been upgraded to incorporate enhanced process controls, safety features, and integrated quality systems.   We earn revenue by selling or leasing our products to our customers. BMTS targets medical clinics, nursing homes, dentists, pharmacies, veterinarians, professional sports teams, colleges, and defense industries, which make up the estimated 1,000,000 low-medium volume infectious waste generators in the U.S.  Additionally, we are in development of a portable product suitable for use by in home care providers and individuals who require safe and convenient disposal of their personal biomedical waste. The Company’s offices are located in Englewood, Colorado.

Note 2: Basis of Presentation

The balance sheet at December 31, 2009 has been derived from financial statements audited by Cordovano and Honeck, LLP as indicated by its report included by the Form 10-K.  The accompanying unaudited financial statements at March 31, 2010 have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

The consolidated financial statements include the accounts of BioMedical Technology Solutions Holdings, Inc. (“the Company”) and its wholly owned subsidiaries, BioMedical Technology Solutions, Inc. (“BMTS”), BMTS Properties, Inc. and Healthcare Sales Professionals, Inc. All significant intercompany accounts and transactions have been eliminated.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

Note 3:  Significant Accounting Policies

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

The Company has determined, based upon available market information and appropriate valuation methodologies, the fair value of its financial instruments’ approximate carrying values. The carrying values of cash, accounts receivable, payables, and other current and long term liabilities at March 31, 2010 and December 31, 2009 approximate fair value.

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

Revenues from leasing products are recognized under the Operating Method.   Under this method, we record each rental receipt as rental revenue.  We depreciate the leased product in the normal manner with depreciation expense of the period matched against the rental revenue.  The amount of revenue recognized in each accounting period is a level amount (straight-line basis) representing the time period in which our customer derives benefits from our product.  Revenues from leasing products were immaterial in the first quarter of 2010 and 2009.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

Stock-Based Compensation:

The fair value of stock options and purchase rights pursuant to the 2008 Equity Incentive Plan is estimated using the Black-Scholes valuation model. This model required input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of the grant is determined based upon a marked up value above the closing stock price on the grant date. The fair value of stock based awards expected to vest is amortized over the service period, typically the vesting period, of the award on a straight-line basis.  Our estimate of forfeitures is based upon our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods, if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture is changed.  Our stock based compensation was $156,956 and $22,414 for the three months ended March 31, 2010 and 2009, respectively.

Related Parties:

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Note 4: Accounting for Income Taxes

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Note 5: Loss per Common Share:

ASC Topic (formerly SFAS 128), Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At March 31, 2010, the Company has options, warrants and Series A Convertible Preferred Stock as converted outstanding that could be exercised representing a total of 3,749,614 additional shares.  All have been excluded from the weighted average share calculation because they would be anti-dilutive.

Note 6: New Accounting Standards:

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

Note 7:  Related Party Transactions

In February 2009, the Company issued a promissory note totaling $75,000 with one related party and shareholder. The promissory note bears an annualized interest rate of 12% and with terms extended to June 30, 2010.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

In June 2009, a Director of the Company converted a promissory note, totaling $75,000 into Series A Convertible Preferred Stock and immediately elected to convert those shares into 100,000 shares of our Common Stock.

Additionally in June 2009, the Company issued a promissory note with a related party totaling $14,410 of which $5,000 was paid. The note matures on June 30, 2010 and bears an annualized interest rate of 12%.

In February 2008, the Company issued a promissory note with a related party and shareholder totaling $60,000. The promissory note bears an annualized interest rate of 12% and with terms extended to June 30, 2010.

During 2009, Mr. Cox converted an aggregate of $50,000 in accrued compensation into 125,000 shares of Common Stock; and Mr. Kempf converted an aggregate of $7,500 in accrued compensation into 7,500 shares of Series A Preferred Stock and warrants. Those shares of Series A Stock were then converted into 10,000 shares of Common Stock by Mr. Kempf.

Additionally, in 2009 Mr. Cox purchased 80,645 shares of our Common Stock for $25,000 with shares valued at $0.31 per share.

Note 8:  Balance Sheet Details

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency.   In 2009, the Company recorded bad debt expenses totaling $193,859 and currently has an allowance totaling $134,571.  Past due accounts (more than 90 days) totaled $298,989 and $199,218 at March 31, 2010 and December 31, 2009, respectively.

Inventory:

Inventories are valued at the lower of cost or market and are maintained on the first-in-first-out method. We perform periodic cycle counts of inventories and review the provision for potential losses from obsolete, excess or slow moving inventories. The inventory details as of March 31, 2010 and December 31, 2009 are as follows:

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

	March 31,	December 31,
	2010	2009
Raw Materials	$ 126,089	$ 130,060
Work-in-process	45,778	36,581
Finished Goods	60,577	104,369
less: Allowance	(21,874)	(23,747)
	$ 210,570	$ 247,263

Property and Equipment:

Listed below are the major classes of property and equipment as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Equipment leased to customers	$ 24,495	$ 24,495
Computer equipment	53,941	53,941
Office equipment	19,744	19,744
Furniture and fixtures	11,874	11,874
Molds and tools	71,605	71,605
Computer software	23,433	23,433
Leasehold improvements	5,524	5,524
	210,616	210,616
Less: accumulated depreciation	(173,605)	(167,308)
	$ 37,011	$ 43,308

Identifiable Intangibles:

Identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives. We have determined that our customer relationships have a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademarks and licenses have indefinite lives and accordingly, are not amortized.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

	March 31,	December 31,
Limited-life intangibles	2010	2009
Patent	$ 83,256	$ 83,256
Customer list	15,000	15,000
	98,256	98,256
Less: accumulated depreciation	(87,717)	(83,555)
	10,539	14,701

Patents Pending	119,973	139,371

Indefinite-life intangibles
Trademark	47,013	47,013
Licenses and permits	105,000	105,000
	152,013	152,013
	$ 282,525	$ 306,085

Accrued Liabilities:

Accrued liabilities consisted of the following accounts at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Accrued Payroll	$ 350,066	$ 275,231
Accrued Interest Payable	23,519	17,059
Accrued Professional Fees	36,208	36,168
Accrued Other	28,038	20,404
	$ 437,831	$ 348,862

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

Notes Payable

At March 31, 2010 and December 31, 2009 we were obligated under the terms of promissory notes, primarily issued for working capital, in the amount of $200,000   that matured on February 28, 2010 and carried an interest rate of 5%. The note was and is secured by a second priority Deed of Trust encumbering real property owned by the Company’s subsidiary BMTS Properties. In May 2010, the $200,000 note was purchased by a current shareholder and a monthly payment schedule bearing an interest rate of 6% was negotiated with the Company. The note matures on April 1, 2011 and is secured by a second Deed of Trust encumbering the Company’s real property.  The Company has executed a Settlement Agreement that provides, in part, that if it defaults in the required payments, the holder is entitled to take judgment.

Additionally, at December 31, 2009, the Company was obligated under short term insurance premium financing agreements having an aggregate year end balance of $22,241, payable in installments of $4,448, including interest 8% per annum.

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

Note 9-Shareholders’ Equity

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

In February,  2009, the Company began a private offering of unregistered securities comprised of Units, each Unit consisting of two shares of  Series A Convertible Preferred Stock  (“Series A Stock”) and one Warrant at a private offering price of $2.00 per Unit, totaling up to $1,000,000. The Series A Stock was valued at $1.00 per share and the Warrant has a strike price of $1.50.  Each Warrant holder has the right to purchase for a period of 18 months one additional share per Unit.

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

option of the Holder or will automatically convert under certain circumstances.

In 2009, we sold an aggregate of $437,500 of such Units and at March 31, 2010 there were 40,000 shares of our Series A Convertible Preferred Stock outstanding.

Common Stock:

In the first quarter of 2010, the Company sold to two investors an aggregate of  224,000 shares at $0.25 per share, for a total consideration of $56,000.

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

Additionally, in 2009 Mr. Cox purchased 80,645 shares of our Common Stock for $25,000 with shares valued at $0.31 per share.

Stock Based Compensation Expense:

Stock-based compensation was related to stock options and warrants that vested during 2010 and 2009. Additionally in 2010 and 2009, the Company granted stock awards to employees, directors and consultants resulting in stock based compensation expense. During the quarter ended March 31, 2010 and 2009, we recognized compensation expense of $156,956 and $22,414, respectively.

Stock Options and Warrants:

Options and warrants granted to officers and employees between 2007 and August 2008 vest from one to three years and have a maximum term not to exceed seven years. These options and warrants are not part of our Equity Incentive Plan.

 In August 2008, the Company’s Board of Directors authorized 2,000,000 shares of the Company’s common stock for issuance under the 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan policy is as follows: (1) the exercise price of each Incentive Stock Option shall not be less than one hundred percent (100%) of the fair market value of the stock subject to the Option on the date the Option is granted. The exercise price of each Nonstatutory Stock Option shall be any price set by the Board or Committee (2) the maximum term of an option granted may not exceed 10 years (3) three year vesting period,

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

vesting ratably annually as long as the optionee remains an employee or a consultant to the Company

Note 11 – Income Taxes

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

Note 12:  Subsequent Events

On May 18, 2010, the Company sold to one investor an aggregate of 1,333,333 shares of Common Stock valued at $0.15 per share, for a total consideration of $200,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of

               Operations

Forward Looking Statements

This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company.  When used in this Form 10-Q, the words “estimate,” “project,” “believe,” “could,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Three months ended March 31, 2010 compared to 2009:

Revenue.  Revenues were $162,704 in 2010, down from $359,305 in 2009. The decrease (55%) was due to distributors and end user delays in placing orders for our products, which we believe was a result of the general economic conditions within the United States.

Cost of Revenue.  Cost of revenue for 2010 was $75,813 down from $142,375 in the prior quarter. The decrease (48%) is attributed to decreased revenue.  Our cost of sales as a percentage of revenue increased to 47% of revenue for the quarter ended March 31, 2010 up from to 40% for 2009 due to decreased revenue.   We expect that this percentage to decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses.  Selling, General and Administrative costs were $455,178 for the first quarter of 2010, compared to $470,706 in 2009. The following table is a summary of certain of these expenses:

	Three Months Ended
	March 31
	2010	2009

Selling expense	$68,635	$163,638
General office expense	168,784	166,078
Professional fees	24,389	65,010
Depreciation and amortization	34,576	24,120

Travel expense	1,838	29,446
Stock based compensation	156,956	22,414
	$455,178	$470,706

In the first quarter of 2010, overall operating expenses are lower due to the Company’s cost cutting measures that were implemented in 2009, with the exception of stock based compensation.

In March 2010, the Company entered into a Settlement Agreement and Release with various parties to resolve several issues in dispute.  As part of that agreement:

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

The Settlement Agreement and Release is executory and final performance is pending. Also as a result of this agreement, the Company booked a stock based compensation expense of $133,000 in the first quarter of 2010.

Research and Development:

Research and development costs are charged to earnings as incurred and were $32,053 and $70,565 respectively for the quarter ended March 31, 2010 and 2009.  The decrease in costs in 2010 were the result of the Company’s cost cutting measures.

.

Net Loss.

For the quarter ended March 31, 2010, we incurred a net loss of $413,434, compared to a net loss of $327,866 for 2009, an increase in net loss of $85,568, or 26%. The increase in net loss was primarily attributable to decrease in revenues and increased non-cash stock based compensation expense as noted above.  The Company also accrued dividends on the shares of Series A Convertible Preferred Stock totaling $986.

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

At March 31, 2010, we had a working capital deficit of ($770,979), as compared to working capital of ($604,139) at December 31, 2009. The decrease in working capital was due to decreased revenue and resulting gross margins. The Company continues to lower its overall operating expenses into 2010 and continues to focus on sales activities in order to improve its working capital. Net cash used in operating activities for the first quarter ended March 31, 2010 was $45,527 compared to $124,663 for the same period in 2009.

In the first quarter of 2010, the Company sold to two investors an aggregate of $56,000 for 224,000 shares of Common Stock valued at $0.25 per share.

In February,  2009, the Company began a private offering of unregistered securities consisting of Units, each Unit consisting of two shares of  Series A Convertible Preferred Stock and one Warrant at a private offering price of $2.00 per Unit, totaling up to $1,000,000. In the first quarter of 2009, the Company sold an aggregate of $80,000 for 40,000 Units.

Also in February 2009, the Company issued a promissory note totaling $75,000 with one related party and shareholder. The promissory note bears an annualized interest rate of 12% and with terms extended to June 30, 2010.

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

Disclosure Controls and Procedures

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

b)

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None, except as previously disclosed.

ITEM 1A.  RISK FACTORS

None, except as previously disclosed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

                PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by BioMedical Technology Solutions Holdings, Inc., a Colorado corporation (the “Company”) completed during the three month period ended March 31, 2010:

a.

Beginning in January 2010, the Company sold an aggregate of 2 Units, each Unit consisting of 112,000 shares of Common Stock and 56,000 Warrants to purchase shares of Common Stock, $.001 par value, in consideration of $56,000.

b.

The Units were issued to two persons, both of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”).  The Shares were issued as “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities were undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investors either qualified as an “accredited investor” within the meaning of Rule 501(a).  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investors with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based upon our investigation, we believed that the investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

The proceeds received were used for general working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS

Certification

Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: _May 21, 2010	By: __/s/ Donald G. Cox_____________
Donald G. Cox President and Chief Executive Officer

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: May 21, 2010	By: ___/s/ David A. Kempf_________
David A. Kempf Chief Financial Officer