Form 10-Q/A
period 2010-03-31
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2010-06-08
CIK 1443062

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

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.      Management has determined that a material weakness exists in our disclosure controls and procedures which results from a lack of working capital to pay our accounting staff and independent accountants.  We are attempting to address this deficiency by our efforts to obtain additional financing.  There can be no assurance that those efforts will be successful.

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

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: _June 8, 2010	By: __/s/ Donald G. Cox______
Donald G. Cox President and Chief Executive Officer

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: June 8, 2010	By: __/s/ David A. Kempf________
David A. Kempf Chief Financial Officer