Form 10-Q
period 2010-06-30
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2010-08-16
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2010

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

The issuer had 31,632,398 shares of its common stock issued and outstanding as of August 16, 2010, the latest practicable date before the filing of this report.

Biomedical Technology Solutions Holdings, Inc and Subsidiaries

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

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

Item 3

Defaults upon Senior Securities

Item 4

Submission of Matters to a vote of Securities Holders

Item 5

Other Information

Item 5

Exhibits

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

Assets	6/30/2010	12/31/2009
	(unaudited)	(derived from audited
		financial statements)
Current assets:
Cash	$4,154	$6,643
Accounts receivable, net of allowance for doubtful accounts	234,223	261,619
Inventory	225,745	247,263
Prepaid expenses	22,960	44,661
Total current assets	487,082	560,186

Property and equipment, net of accumulated depreciation	30,714	43,308

Intangible assets, net of accumulated amortization	272,617	306,085
Land held for development or sale	615,000	615,000
Long term Accounts receivable	9,197	9,197
Deposits	5,000	5,000

	$1,419,610	$1,538,776
Liabilities and shareholders' (deficit)
Current liabilities:
Notes payable	$300,508	$222,241
Notes payable to related parties	144,410	144,410
Accounts payable	385,614	396,563
Accrued payroll and other liabilities	432,208	348,862
Deferred income	53,192	52,249
Total current liabilities	1,315,932	1,164,325
Long-term debt	471,495	471,495
Total Liabilities	1,787,427	1,635,820
Shareholders' (deficit)
Series A Convertible Preferred Stock, $0.001 par value
10,000,000 authorized, 40,000 and 40,000 shares issued and
outstanding at June 30, 2010 and December 31, 2009, respectively	40	40
Common stock, $0.001 par value
100,000,000 shares authorized,
31,432,398 and 28,846,315 shares issued and outstanding	31,432	28,846
at June 30, 2010 and December 31, 2009, respectively
Additional paid in capital	6,080,312	5,592,026
Accumulated deficit	(6,479,601)	(5,717,956)
Total Shareholders' (deficit)	(367,817)	(97,044)
	$1,419,610	$1,538,776

See accompanying notes to these consolidated financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. Consolidated Statements of Operations Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$ 138,986	$ 365,211	$ 301,690	$ 724,516
Cost of sales	88,673	133,199	164,486	275,574
Gross profit	50,313	232,012	137,204	448,942

Other costs and expenses:
Selling, general and administrative	360,522	421,776	815,700	892,482
Research and development expenses	22,468	65,499	54,521	136,064
Total operating expenses	382,990	487,275	870,221	1,028,546
Loss before non-operating income and expense
and income taxes	(332,677)	(255,263)	(733,017)	(579,604)

Other income and (expense):
Non-operating income	-	-	-	-
Other Income	18	8	18	6,384
Interest expense	(14,554)	(11,257)	(26,662)	(21,158)
	(14,536)	(11,249)	(26,644)	(14,774)
Net loss before income taxes	(347,213)	(266,512)	(759,661)	(594,378)
Income tax provision	-	-	-	-

Preferred Stock Dividend	(998)	(3,325)	(1,984)	(3,325)

Net loss attributable to common stockholders	$ (348,211)	$ (269,837)	$ (761,645)	$(597,703)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

Weighted average common shares outstanding	30,904,620	27,977,181	30,077,509	27,839,681

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statement of Changes in Shareholders' (deficit)
(Unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2009	40,000	$40	28,846,315	$28,846	5,592,026	$(5,717,956)	$(97,044)

Shares issued for compensation	—	—	1,010,000	1,010	194,691	—	195,701

Shares issued to repay 12/31/09 payable	—	—	18,750	19	7,481	—	7,500

Charges for vesting options/warrants	—	—	—	—	35,392	—	35,392

Sales of Common Stock less $3,720 of offering costs	—	—	1,557,333	1,557	250,722	—	252,279

Net loss	—	—	—	—	—	(761,645)	(761,645)

Balance at June 30, 2010	40,000	$40	31,432,398	$31,432	6,080,312	$(6,479,601)	$(367,817)

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009 (Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(761,645)	(597,703)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	49,317	47,131
Stock issued in lieu of Deferred Compensation	-	50,000
Stock based compensation expense	238,592	79,430
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	27,396	(295,554)
Decrease (increase) in prepaid expenses and other current assets	21,701	46,464
Decrease (increase) in Note Receivable	-	146,000
Decrease (increase) in inventories	21,518	145,248
Decrease (increase) in long term accounts receivable	-	-
Increase (decrease) in accounts payable	(10,949)	(1,019)
Increase in accrued expenses	83,346	171,870
Increase (decrease) in other liabilities	943	4,185
Net cash (used in)
operating activities	(329,781)	(203,951)
Cash flows from investing activities:
Increase in intangible assets	(3,253)	(15,628)
Acquisition of property and equipment	-	(17,018)
Net cash (used in)
investing activities	(3,253)	(32,646)
Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock, net	-	258,667
Proceeds from sale of Common Stock, net of offering expenses	252,279	-
Proceeds from notes payable	130,000	-
Proceeds from notes payable – related parties	-	14,410
Repayment of Notes converted to Series A Convertible Preferred Stock	-	-
Repayment of notes payable	(51,734)	(25,068)
Repayment of notes payable – related parties	-	-
Net cash provided by
financing activities	330,545	248,009
Increase (decrease) in cash	(2,489)	(11,412)
Cash and cash equivalents,
beginning of period	6,643	29,287
Cash and cash equivalents,
end of year	$ 4,154	$ 40,699

	Quarter Ended
	June
	2010	2009
Supplemental cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ 11,984	$ 21,158

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

Note 2: Basis of Presentation

The balance sheet at December 31, 2009 has been derived from financial statements audited by Cordovano and Honeck, LLP as indicated by its report included by the Form 10-K.  The accompanying unaudited financial statements at June 30, 2010 have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three and six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

The Company has determined, based upon available market information and appropriate valuation methodologies, the fair value of its financial instruments’ approximate carrying values. The carrying values of cash, accounts receivable, payables, and other current and long term liabilities at June 30, 2010 and December 31, 2009 approximate fair value.

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

Revenues from leasing products are recognized under the Operating Method.   Under this method, we record each rental receipt as rental revenue.  We depreciate the leased product in the normal manner with depreciation expense of the period matched against the rental revenue.  The amount of revenue recognized in each accounting period is a level amount (straight-line basis) representing the time period in which our customer derives benefits from our product.  Revenues from leasing products were immaterial in the second quarter of 2010 and 2009.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

Stock-Based Compensation:

The fair value of stock options and purchase rights pursuant to the 2008 Equity Incentive Plan is estimated using the Black-Scholes valuation model. This model required input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of the grant is determined based upon a marked up value above the closing stock price on the grant date. The fair value of stock based awards expected to vest is amortized over the service period, typically the vesting period, of the award on a straight-line basis.  Our estimate of forfeitures is based upon our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods, if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture is changed.  Our stock based compensation was $238,592 and $79,430 for the six months ended June 30, 2010 and 2009, respectively.

Related Parties:

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Note 4: Accounting for Income Taxes

Income taxes are accounted for under the assets and liability method. This method gives consideration to the future tax consequences of deferred income or expense items immediately recognized changes in income tax laws upon enactment.  The statement of operations effect is generally derived from changes in deferred income taxes, net of valuation allowances, on the balance sheet as measured by differences in the book and tax bases of our assets and liabilities.  We have significant tax loss carry forwards, which are recorded as deferred tax assets.  Deferred tax assets realizable in future periods are recorded net of a valuation allowance based upon an assessment of our ability to generate sufficient taxable income within an appropriate period.  Based upon our historical taxable losses and projections for future taxable income over periods in which the deferred income tax assets are deductible, management determines if we will realize the benefits of these deductible differences.

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

Note 5: Loss per Common Share:

ASC Topic (formerly SFAS 128), Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At June 30, 2010, the Company has options, warrants and Series A Convertible Preferred Stock as converted outstanding that could be exercised representing a total of 3,949,616 additional shares.  All have been excluded from the weighted average share calculation because they would be anti-dilutive.

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

Note 7:  Related Party Transactions

In February 2009, the Company issued a promissory note totaling $75,000 with one related party and shareholder. The promissory note was extended to December 31, 2010, with a reduction in interest rate to 10%.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

Additionally in June 2009, the Company issued a promissory note with a related party evidencing a loan in the amount of $14,410 of which $5,000 was repaid. The maturity date of the promissory note was extended to December 31, 2010, with a reduction in interest rate to 10%.

In February 2008, the Company issued a promissory note with a related party and shareholder evidencing a loan in the amount of $60,000.  The maturity date of the promissory note was extended to December 31, 2010, with a reduction in interest rate to 10%.

Note 8:  Balance Sheet Details

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency.   In 2009, the Company recorded bad debt expenses totaling $193,859 and currently has an allowance totaling $70,910.  Past due accounts (more than 90 days) totaled $211,921 and $199,218 at June 30, 2010 and December 31, 2009, respectively.

Inventory:

Inventories are valued at the lower of cost or market and are maintained on the first-in-first-out method. We perform periodic cycle counts of inventories and review the provision for potential losses from obsolete, excess or slow moving inventories. The inventory details as of June 30, 2010 and December 31, 2009 are as follows:

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

	June 30,	December 31,
	2010	2009
Raw Materials	$ 94,542	$ 130,060
Work-in-process	88,702	36,581
Finished Goods	67,577	104,369
less: Allowance	(25,076)	(23,747)
	$ 225,745	$ 247,263

Property and Equipment:

Listed below are the major classes of property and equipment as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Equipment leased to customers	$ 24,495	$ 24,495
Computer equipment	53,941	53,941
Office equipment	19,744	19,744
Furniture and fixtures	11,874	11,874
Molds and tools	71,605	71,605
Computer software	23,433	23,433
Leasehold improvements	5,524	5,524
	210,616	210,616
Less: accumulated depreciation	(179,902)	(167,308)
	$ 30,714	$ 43,308

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

	June 30,	December 31,
Limited-life intangibles	2010	2009
Patent	$ 83,256	$ 83,256
Customer list	15,000	15,000
	98,256	98,256
Less: accumulated depreciation	(91,880)	(83,555)
	6,376	14,701

Patents Pending	114,249	139,371

Indefinite-life intangibles
Trademark	46,992	47,013
Licenses and permits	105,000	105,000
	151,992	152,013
	$ 272,617	$ 306,085

Accrued Liabilities:

Accrued liabilities consisted of the following accounts at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Accrued Payroll	$ 362,428	$ 275,231
Accrued Interest Payable	34,514	17,059
Accrued Professional Fees	14,675	36,168
Accrued Other	20,591	20,404
	$ 432,208	$ 348,862

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

Notes Payable

In the second quarter ending June 30, 2010, the Company obtained loans evidenced by promissory notes in the amount of $130,000, primarily issued for working capital.  The promissory notes are unsecured and carry an interest rate of 5% and mature on or before May 2011.

In May 2010, an outstanding $200,000 note held by an unaffiliated third party was purchased by a current shareholder.  The note was modified to bear interest at a rate of 6% per annum.  The principal balance owing as of June 30, 2010 was $165,000.  The note matures on April 1, 2011 and is secured by a second Deed of Trust encumbering the Company’s real property.  The Company has executed a Settlement Agreement that provides, in part, that if it defaults in the required payments, the holder is entitled to take judgment.

Interest expense on short-term borrowings was $26,662 and $21,158 for the six months ended June 30, 2010 and 2009, respectively.

Additionally, at June 30, 2010, the Company was obligated under short term insurance premium financing agreements in the amount of $5,508 at June 30, 2010, payable in installments of $813 per month, including interest accruing at the rate of 9.9% per annum.

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

In February,  2009, the Company began a private offering of unregistered securities comprised of Units, each Unit consisting of two shares of  Series A Convertible Preferred Stock  (“Series A Stock”) and one Warrant at a private offering price of $2.00 per Unit.  The Series A Stock was valued at $1.00 per share.  Each Warrant holder has the right to purchase for a period of 18 months one additional share at a price of $1.50 per share.

Under the terms of the private offering, each share of Series A Stock has the right to a number of votes equal to the number of shares of Common Stock then issuable upon

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

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

In 2009, we sold an aggregate of $437,500 of such Units and at June 30, 2010 there were 40,000 shares of our Series A Convertible Preferred Stock outstanding.

Common Stock:

In the second quarter of 2010, the Company sold to one investor an aggregate of 1,333,333 shares of Common Stock valued at $0.15 per share, for a total consideration of $200,000.In May 2010, an existing  $200,000 note which was in default was purchased by a current shareholder.  As part of the Settlement Agreement to restructure the note, the Company agreed to issue 250,000 shares of common stock valued at $0.17 per share and 200,000 warrants with a strike price of $0.25 per share, with an expiration of May 31, 2013.

In the first quarter of 2010, the Company sold to two investors an aggregate of $224,000 shares at $0.25 per share, for a total consideration of $56,000.

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

Stock Based Compensation Expense:

Stock-based compensation was related to stock options and warrants that vested during 2010 and 2009. Additionally in 2010 and 2009, the Company granted stock awards to employees, directors and consultants resulting in stock based compensation expense. During the six months ended June 30, 2010 and 2009, we recognized compensation expense of $238,592 and $79,430, respectively.

Stock Options and Warrants:

Options and warrants granted to officers and employees between 2007 and August 2008 vest from one to three years and have a maximum term not to exceed seven years. These options and warrants are not part of our Equity Incentive Plan.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

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

Note 12:  Subsequent Events

On July 1, 2010, the Company sold to one investor an aggregate of 200,000 shares of Common Stock valued at $0.25 per share, for a total consideration of $50,000, along with 300,000 warrants at a strike price of $0.25 per warrant.

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

Results of Operations

Three months ended June 30, compared to 2009:

Revenue.  Revenues were $138,986 in 2010, down from $365,211 in 2009. The decrease of (62%) was due to distributors and end user delays in placing orders for our products, which we believe was a result of the general economic conditions within the United States.

Cost of Revenue.  Cost of revenue for 2010 was $88,672 down from $133,199 in the same quarter of 2009. The decrease (33%) is attributed to decreased revenue.  Our cost of sales as a percentage of revenue increased to 64% of revenue for the quarter ended June 30, 2010 up from to 36% for 2009 due to decreased revenue, product enhancements, and national account pricing.   We expect that this percentage will decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses.  Selling, General and Administrative costs were $360,522 for the second quarter of 2010, compared to $421,776 in 2009. The following table is a summary of certain of these expenses:

	Three Months Ended
	June 30
	2010	2009

Selling expense	$78,190	$140,625
General office expense	143,771	161,944
Professional fees	39,985	81,512
Depreciation and amortization	15,450	23,011

Travel expense	1,490	10,168
Stock based compensation	81,636	4,516
	$360,522	$421,776

In the second quarter of 2010, overall operating expenses are lower due to the Company’s cost cutting measures that were implemented in 2009, with the exception of stock based compensation.

In May 2010, a note was purchased by a current shareholder whereas the Company executed a Settlement Agreement that provides, for 250,000 of common stock which as a result the Company booked a stock based compensation expense of $74,136 in the second quarter.

Research and Development:

Research and development costs are charged to earnings as incurred and were $22,468 and $65,499 respectively for the quarter ended June 30, 2010 and 2009.  The decrease in costs in 2010 was the result of the Company’s cost cutting measures.

Net Loss.

For the three months ended June 30, 2010, we incurred a net loss of $348,211, compared to a net loss of $269,837 for 2009, an increase in net loss of $78,374, or 23%. The increase in net loss was primarily attributable to decrease in revenues and increased non-cash stock based compensation expense as noted above.  The Company also accrued dividends on the shares of Series A Convertible Preferred Stock totaling $998 and $3,325 respectively for the quarter ended June 30, 2010 and 2009.

Six months ended June 30, 2010 compared to 2009:

Revenue.  Revenues were $301,690 in 2010, down from $724,516 in 2009. The decrease             of (58%) is attributable to the large stocking orders that were received from Distributors in 2009, but not in 2010, which we believe was a result of the general economic conditions within the United States.

Cost of Revenue.  Cost of revenue for 2010 was $164,486, down from $275,574 in the prior year. The decrease of 40% is attributed to decreased revenue.  Our cost of sales as a percentage of revenue increased to 54% of revenue for the six months ended June 30, 2010 from 38% for the comparable period in 2009, due to decreased revenue, product enhancements, and national account pricing.   We expect that this percentage will decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses.  Selling, General and Administrative costs were $815,700 for the six months ended June 30, 2010, compared to $892,482 in 2009. The following table is a summary of certain of these expenses:

	Six Months Ended
	June 30
	2010	2009

Selling expense	$142,638	$313,183
General office expense	320,735	324,250
Professional fees	64,482	141,374
Depreciation and amortization	46,865	47,131
Travel expense	2,388	39,614
Stock based compensation	238,592	26,930
	$815,700	$892,482

In the six months ending June 30, 2010 overall operating expenses are lower due to the Company’s cost cutting measures that were implemented at the end of 2009, with the exception of stock based compensation.

In May 2010, a note was purchased by a current shareholder whereas the Company executed a Settlement Agreement that provides for 250,000 of common stock valued at $0.17 per share and 200,000 warrants with a strike price of $0.25 per share, with an expiration of May 31, 2013.  As a result the company booked stock based compensation totaling $74,136.

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

Research and Development:

Research and development costs are charged to earnings as incurred and were $54,521 and $136,064 respectively for the six months ending June 30, 2010 and 2009.  The decrease in costs in 2010 were the result of the Company’s cost cutting measures.

Net Loss.

For the six months ended June 30, 2010, we incurred a net loss of $761,645, compared to a net loss of $597,703 for the six months ending June 30, 2009, an increase in net loss of $163,942, or 21%. The increase in net loss was primarily attributable to decrease in revenues and increased non-cash stock based compensation expense as noted above.

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

At June 30, 2010, we had a working capital deficit of ($828,850), as compared to a working capital deficit of ($604,139) at December 31, 2009. The decrease in working capital was due to decreased revenue and resulting gross margins. The Company continues to lower its overall operating expenses into 2010 and continues to focus on sales activities in order to improve its working capital. Net cash used in operating activities for the second quarter ended June 30, 2010 was $(330,251) compared to $203,951 for the same period in 2009.

In the second quarter ending June 30, 2010, the Company loans evidenced by promissory notes totaling $130,000.  The promissory notes are unsecured and carry an interest rate of 5% and mature on or before May 2011.

In the second quarter of 2010, the Company sold to one investor an aggregate of 1,333,333 shares of Common Stock valued at $0.15 per share, for a total consideration of $200,000.

Capital Commitments

The Company headquarters and administrative and production facilities are located at 9800 Mt. Pyramid Ct., Suite 250, Englewood, Colorado, in approximately 15,700 square feet of leased office space at a monthly rental of approximately $10,000.  The lease expired on March 31, 2010 and the Company is on a month-to-month basis.  We consider our relations with our landlord to be good.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

                PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by BioMedical Technology Solutions Holdings, Inc., a Colorado corporation (the “Company”) completed during the three month period ended June 30, 2010:

a.

Effective May 18, 2010, the Company issued to one investor, 1,333,333 shares of common stock,  $.001 par value, at a price of $0.15 per share.

b.

The shares were issued exclusively to one person who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”).  The Shares were issued as “restricted securities” under the Securities Act.

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

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: August 16, 2010	By: __/s/ Donald G. Cox______
Donald G. Cox Chief Executive Officer Chief Interim Financial Officer/President