Form 10-Q
period 2010-09-30
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2010-11-10
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2010

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

The issuer had 32,082,398  shares of its common stock issued and outstanding as of November 5, 2010, the latest practicable date before the filing of this report.

Biomedical Technology Solutions Holdings, Inc and Subsidiaries

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

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

Item 3

Defaults upon Senior Securities

Item 4

Submission of Matters to a vote of Securities Holders

Item 5

Other Information

Item 5

Exhibits

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	9/30/2010	12/31/2009
	(unaudited)	(derived from audited
Assets		financial statements)
Current assets:
Cash	$58,444	$6,643
Accounts receivable, net of allowance for doubtful accounts	169,724	261,619
Inventory	207,911	247,263
Prepaid expenses	46,894	44,661
Total current assets	482,973	560,186

Property and equipment, net of accumulated depreciation	24,554	43,308

Intangible assets, net of accumulated amortization	278,894	306,085
Land held for development or sale	615,000	615,000
Long term Accounts receivable	5,699	9,197
Deposits	5,000	5,000
Total Assets	$1,412,119	$1,538,776

Liabilities and shareholders' (deficit)
Current liabilities:
Accounts payable	$391,761	$396,563
Notes payable	329,446	222,241
Notes payable to related parties	144,410	144,410
Accrued payroll and other liabilities	485,353	348,862
Deferred income	56,300	52,249
Total current liabilities	1,407,270	1,164,325
Long-term debt	471,495	471,495
Total Liabilities	1,878,765	1,635,820
Shareholders' (deficit)
Series A Convertible Preferred Stock, $0.001 par value
10,000,000 authorized, 40,000 and 40,000 shares issued and
outstanding at September 30, 2010 and December 31, 2009, respectively	40	40
Common stock, $0.001 par value
100,000,000 shares authorized,
32,082,398 and 28,846,315 shares issued and outstanding	32,082	28,846
at September 30, 2010 and December 31, 2009, respectively
Additional paid in capital	6,211,662	5,592,026
Accumulated deficit	(6,710,430)	(5,717,956)
Total Shareholders' (deficit)	(466,646)	(97,044)
Total Liabilities and Shareholders’ Equity	$1,412,119	$1,538,776

See accompanying notes to these consolidated financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$ 238,298	$ 115,019	$ 539,988	$ 839,535
Cost of sales	124,127	45,930	288,613	321,504
Gross profit	114,171	69,089	251,375	518,031

Other costs and expenses:
Selling, general and administrative	313,199	503,624	1,128,899	1,396,106
Research and development expenses	22,367	55,793	76,888	191,857
Total operating expenses	335,566	559,417	1,205,787	1,587,963
Loss before non-operating income and expense
and income taxes	(221,394)	(490,328)	(954,411)	(1,069,932)

Other income and (expense):
Non-operating income	-	-	-	-
Other Income	-	-	18	6,384
Interest expense	(8,427)	(8,508)	(35,089)	(29,666)
Interest (net)	(8,427)	(8,508)	(35,071)	(23,282)
Net loss before income taxes	(229,822)	(498,836)	(989,483)	(1,093,214)
Income tax provision	-	-	-	-

Accretion of beneficial conversion feature, Preferred Stock Preferred Stock Dividend	(1008)	(30,000) (1,366)	(2,992)	(30,000) (4,691)

Net loss attributable to common stockholders	$ (230,829)	$ (530,202)	$(992,474)	$(1,127,905)

Basic and diluted loss per share	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.04)

Weighted average common shares outstanding	31,915,731	28,963,385	30,690,250	28,214,249

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statement of Changes in Shareholders' (deficit)
(Unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2009	40,000	$40	28,846,315	$28,846	5,592,026	$(5,717,956)	$(97,044)

Shares issued for compensation	—	—	1,260,000	1,260	246,441	—	247,701

Shares issued to repay 12/31/09 payable	—	—	18,750	19	7,481	—	7,500

Charges for vesting options/warrants	—	—	—	—	35,392	—	35,392

Sales of Common Stock less $3,720 of offering costs	—	—	1,957,333	1,957	330,322	—	332,279

Net loss	—	—	—	—	—	(992,474)	(992,474)

Balance at September 30, 2010	40,000	$40	32,082,398	$32,082	6,211,662	$(6,710,430)	$(466,646)

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(992,474)	(1,127,905)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	58,426	69,229
Stock issued in lieu of Deferred Compensation	-	50,000
Stock based compensation expense	290,592	64,305
Beneficial Conversion Feature – Series A Convertible Preferred Stock		30,000
Series A interest earned and converted to shares of Common Stock		2,166
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	91,895	(145,730)
Decrease (increase) in prepaid expenses and other current assets	(2,233)	31,261
Decrease (increase) in Note Receivable	-	146,000
Decrease (increase) in inventories	39,352	158,650
Decrease (increase) in long term accounts receivable	3,498	-
Increase (decrease) in accounts payable	(4,802)	4,201
Increase in accrued expenses	136,491	291,814
Increase (decrease) in other liabilities	4,051	3,003
Net cash (used in)operating activities	(375,204)	(423,006)
Cash flows from investing activities:
Acquisition of intangible assets	(12,479)	(20,944)
Acquisition of property and equipment	-	(17,018)
Net cash (used in)
investing activities	(12,479)	(37,962)
Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock, net	-	426,667
Proceeds from sale of Common Stock, net of offering expenses	332,279	-
Proceeds from notes payable	191,637	48,210
Proceeds from notes payable – related parties	-	(31,045)
Repayment of notes payable	(84,432)	-
Repayment of notes payable – related parties	-	-
Net cash provided by
financing activities	439,484	443,832
Increase (decrease) in cash	51,801	(17,136)
Cash and cash equivalents,
beginning of period	6,643	29,287
Cash and cash equivalents, end of year	$ 58,444	$ 12,151

	2010	2009
Supplemental cash flow information:
Cash paid for income taxes	$ 2,000	$ -
Cash paid for interest	$ 16,830	$ 11,214

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

Note 2: Basis of Presentation

The balance sheet at December 31, 2009 has been derived from financial statements audited by Cordovano and Honeck, LLP as indicated by its report included by the Form 10-K.  The accompanying unaudited financial statements at September 30, 2010 have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

The Company has determined, based upon available market information and appropriate valuation methodologies, the fair value of its financial instruments’ approximate carrying values. The carrying values of cash, accounts receivable, payables, and other current and long term liabilities at September 30, 2010 and December 31, 2009 approximate fair value.

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

Revenues from leasing products are recognized under the Operating Method.   Under this method, we record each rental receipt as rental revenue.  We depreciate the leased product in the normal manner with depreciation expense of the period matched against the rental revenue.  The amount of revenue recognized in each accounting period is a level amount (straight-line basis) representing the time period in which our customer derives benefits from our product.  Revenues from leasing products were immaterial in the third quarter of 2010 and 2009.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

Stock-Based Compensation:

The fair value of stock options and purchase rights pursuant to the 2008 Equity Incentive Plan is estimated using the Black-Scholes valuation model. This model required input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of the grant is determined based upon a marked up value above the closing stock price on the grant date. The fair value of stock based awards expected to vest is amortized over the service period, typically the vesting period, of the award on a straight-line basis.  Our estimate of forfeitures is based upon our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods, if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture is changed.  Our stock based compensation was $290,592 and $64,305 for the nine months ended September 30, 2010 and 2009, respectively.

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

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

Note 5: Loss per Common Share:

ASC Topic (formerly SFAS 128), Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.  At September 30, 2010, the Company has options, warrants and Series A Convertible Preferred Stock as converted outstanding that could be exercised representing a total of 3,749,616 additional shares.  All have been excluded from the weighted average share calculation because they would be anti-dilutive.

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

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

The Company expects to settle the obligations through cash or equity or a combination thereof.

Note 8:  Balance Sheet Details

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency.   In 2009, the Company recorded bad debt expenses totaling $193,859 and currently has an allowance totaling $17,146.  Past due accounts (more than 90 days) totaled $99,214 and $199,218 at September 30, 2010 and December 31, 2009, respectively.

Inventory:

Inventories are valued at the lower of cost or market and are maintained on the first-in-first-out method. We perform periodic cycle counts of inventories and review the provision for potential losses from obsolete, excess or slow moving inventories. The inventory details as of September 30, 2010 and December 31, 2009 are as follows:

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

	September 30,	December 31,
	2010	2009
Raw Materials	$ 98,267	$ 130,060
Work-in-process	44,380	36,581
Finished Goods	87,766	104,369
less: Allowance	(22,502)	(23,747)
	$ 207,911	$ 247,263

Property and Equipment:

Listed below are the major classes of property and equipment as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Equipment leased to customers	$ 24,495	$ 24,495
Computer equipment	53,941	53,941
Office equipment	19,744	19,744
Furniture and fixtures	11,874	11,874
Molds and tools	71,605	71,605
Computer software	23,433	23,433
Leasehold improvements	5,524	5,524
	210,616	210,616
Less: accumulated depreciation	(186,062)	(167,308)
	$ 24,554	$ 43,308

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

	September 30,	December 31,
Limited-life intangibles	2010	2009
Patent	$ 87,220	$ 83,256
Customer list	15,000	15,000
	102,220	98,256
Less: accumulated depreciation	(94,829)	(83,555)
	7,391	14,701

Patents Pending	119,512	139,371

Indefinite-life intangibles
Trademark	46,992	47,013
Licenses and permits	105,000	105,000
	151,992	152,013
	$ 278,895	$ 306,085

Accrued Liabilities:

Accrued liabilities consisted of the following accounts at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Accrued Payroll	$ 388,124	$ 275,231
Accrued Interest Payable	35,541	17,059
Accrued Professional Fees	25,925	36,168
Accrued Other	35,764	20,404
	$ 485,353	$ 348,862

Notes Payable

At September 30, 2010, the Company was obligated under the terms of promissory notes, primarily issued for working capital, in the amount of $100,000. Additionally in the third quarter ended September 30, 2010, the Company secured a note totaling $50,000. The promissory notes are unsecured and carry an interest rate of 5% percent and mature on or before May 2011.  In quarter ended September 30, 2010, a promissory note for $30,000 that was issued in April 2010 was converted for 200,000 shares of common stock.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

In May 2010, an outstanding $200,000 note held by an unaffiliated third party was purchased by a current shareholder.  The note was modified to bear interest at a rate of 6% per annum.  The principal balance owing as of September 30, 2010 was $145,000.  The note matures on April 1, 2011 and is secured by a second Deed of Trust encumbering the Company’s real property.  The Company has executed a Settlement Agreement that provides, in part, that if it defaults in the required payments, the holder is entitled to take judgment.

Interest expense on short-term borrowings was $35,541 and $21,158 for the nine months ended September 30, 2010 and 2009, respectively.

Additionally, at September 30, 2010, the Company was obligated under short term insurance premium financing agreements totaling $34,446, payable in installments totaling $4,410 per month, including interest accruing at a rate between 8.45% and 9.9% per annum.

At the time of the reverse merger in August 2008, land previously held for development by CET and now by BMTS Properties, Inc., is carried at an amount considered to be its fair value based upon a current independent appraisal of its liquidating value. The long term note payable totaling $471,495 is collateralized by the land parcel and is due upon the sale or transfer of the land.  Interest is payable monthly at the rate of 2% per annum.  The original note was secured in 2004, and has been extended twice with a current maturity of June 2011.  The City of Aurora has verbally agreed to continue extending the loan on an annual basis until the land is developed or sold.

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

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

In 2009, we sold an aggregate of $437,500 of such Units and at September 30, 2010 there were 40,000 shares of our Series A Convertible Preferred Stock outstanding.

Common Stock:

In the third quarter of 2010, the Company issued stock awards to employees and consultants of the Company totaling 250,000 shares of Common Stock. The shares were valued at a weighted average of $0.21 per share, which was equal to 100% of the public trading bid price of the Common Stock on the particular date of grant, as quoted on the OTC Electronic Bulletin Board.

In addition, the Company sold to one investor 200,000 shares of Common Stock valued at $0.25 per share, for a total consideration of $50,000 and 300,000 warrants with a strike price of $0.25  per share, with an expiration of July 2013. Additionally, a promissory note for $30,000 that was issued in April 2010 was converted for 200,000 shares of Common Stock valued at $0.15 per share, which was equal to the quoted market price of the Common Stock on the transaction date.

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

Stock Based Compensation Expense:

Stock-based compensation was related to stock options and warrants that vested during 2010 and 2009. Additionally in 2010 and 2009, the Company granted stock awards to employees, directors and consultants resulting in stock based compensation expense. During the nine months ended September 30, 2010 and 2009, we recognized compensation expense of $290,592 and $64,305, respectively.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Notes to Financial Statements (Unaudited)

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

In quarter ending September 30, 2010, Donald Cox, CEO, voluntarily surrendered to the Company for cancellation 500,000 warrants exercisable between $.34 and $1.50 per share.

 Note 10 - Lease Commitments

We lease office and warehouse space under operating lease agreements, which expire at various dates over the next year. The leases for most of the properties contain renewal provisions.

At September 30, 2010, there were no minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year.

Rent expense was $77,237 and $90,576 for the nine months ended September 30, 2010 and 2009, respectively.

Note 11 - Going Concern

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

Results of Operations

Three months ended September 30, compared to 2009:

Revenue.  Revenues were $238,298 in 2010, up from $115,019 in 2009. The increase of (107%) was the result of successful sales campaigns launched with distributors.

Cost of Revenue.  Cost of revenue for 2010 was $124,127 up from $45,930 in the same quarter of 2009. The increase (170%) is attributed to increased revenue.  Our cost of sales as a percentage of revenue increased to 52% of revenue for the quarter ended September 30, 2010 up from 40% for 2009 due to product enhancements and national account pricing.   We expect that this percentage will decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses.  Selling, General and Administrative costs were $313,199 for the third quarter of 2010, compared to $503,624 in 2009. The following table is a summary of certain of these expenses:

	Three Months Ended
	September 30
	2010	2009

Selling expense	$80,945	$91,920
General office expense	151,290	218,488
Professional fees	19,142	126,695
Depreciation and amortization	7,885	22,098
Travel expense	1,938	7,048
Stock based compensation	52,000	37,375
	$313,199	$503,624

In the third quarter of 2010, overall operating expenses are lower due to the Company’s cost cutting measures that were implemented in 2009, with the exception of stock based compensation.

In the third quarter of 2010, the Company issued stock awards to employees and consultants of the Company totaling 250,000 shares of Common Stock. The shares were valued at a weighted average of $0.21 per share, which resulted in the Company booking stock based compensation expense of $52,000

Research and Development:

Research and development costs are charged to earnings as incurred and were $22,367 and $55,793 respectively for the quarter ended September 30, 2010 and 2009.  The decrease in costs in 2010 was the result of the Company’s cost cutting measures.

Net Loss.

For the three months ended September 30, 2010, we incurred a net loss of $230,829, compared to a net loss of $530,202 for 2009, a decrease in net loss of $299,373 or 57%. The decrease in net loss was primarily attributable to increase in r evenues and decrease in operating expenses as noted above.  The Company also accrued dividends on the shares of Series A Convertible Preferred Stock totaling $1,008 and $1,366 respectively for the quarter ended September 30, 2010 and 2009.

Nine months ended September 30, 2010 compared to 2009:

Revenue.  Revenues were $539,988 in 2010, down from $839,535 in 2009. The decrease of (36%) is attributable to the large stocking orders that were received from Distributors in 2009, but not in 2010, which we believe was a result of the general economic conditions within the United States.

Cost of Revenue.  Cost of revenue for 2010 was $288,613, down from $321,504 in the prior year. The decrease of 10% is attributed to decreased revenue.  Our cost of sales as a percentage of revenue increased to 53% of revenue for the nine months ended September 30, 2010 from 38% for the comparable period in 2009, due to decreased revenue, product enhancements, and national account pricing.   We expect that this percentage will decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses.  Selling, General and Administrative costs were $1,128,899 for the nine months ended September 30, 2010, compared to $1,396,106 in 2009. The following table is a summary of certain of these expenses:

	Nine Months Ended
	September 30
	2010	2009

Selling expense	$223,583	$405,103
General office expense	472,025	542,738
Professional fees	83,624	268,069
Depreciation and amortization	54,750	59,229
Travel expense	4,326	46,662
Stock based compensation	290,592	64,305
	$1,128,899	$1,396,106

In the nine months ending September 30, 2010 overall operating expenses are lower due to the Company’s cost cutting measures that were implemented at the end of 2009, with the exception of stock based compensation.

In the third quarter of 2010, the Company issued stock awards to employees and consultants of the Company totaling 250,000 shares of Common Stock. The shares were valued at a weighted average of $0.21 per share, which resulted in the Company booking stock based compensation expense of $52,000.

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

Research and Development:

Research and development costs are charged to earnings as incurred and were $76,888 and $191,857 respectively for the nine months ending September 30, 2010 and 2009.  The decrease in costs in 2010 were the result of the Company’s cost cutting measures.

Net Loss.

For the nine months ended September 30, 2010, we incurred a net loss of $992,474, compared to a net loss of $1,127,905 for the nine months ending September 30, 2009, decrease in net loss of $135,431, or 12%. The decrease in net loss was primarily attributable to decrease in operating expenses, due to Company’s cost cutting measures.

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

At September 30, 2010, we had a working capital deficit of ($924,297), as compared to a working capital deficit of ($604,139) at December 31, 2009. The decrease in working capital was due to decreased revenue, increase in deferred payroll, and an increase in notes payable. The Company continues to lower its overall operating expenses into 2010 and continues to focus on sales activities in order to improve its working capital. Net cash used in operating activities for the third quarter ended September 30, 2010 was $(375,204) compared to $(423,006) for the same period in 2009.

At September 30, 2010, the Company was obligated under the terms of promissory notes, primarily issued for working capital, in the amount of $100,000. Additionally in the third quarter ended September 30, 2010, the Company secured a note totaling $50,000. The promissory notes are unsecured and carry an interest rate of 5% percent and mature on or before May 2011.  In addition, a promissory note for $30,000 that was issued in April 2010 was converted for 200,000 shares of common stock.

In quarter ending September 30, 2010, the Company sold to one investor 200,000 shares of Common Stock valued at $0.25 per share, for a total consideration of $50,000.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

                PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by BioMedical Technology Solutions Holdings, Inc., a Colorado corporation (the “Company”) completed during the three month period ended September 30, 2010:

a.

Effective July 1, 2010, the Company issued to one investor, 200,000 shares of common stock, $.001 par value, at a price of $0.25 per share and Warrants exercisable to purchase an additional 300,000 shares of Common Stock for $50,000 cash.

b.

The shares were issued exclusively to one person who qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").  The shares issued were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believe that the accredited investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

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

BIOMEDICAL TECHNOLOGY SOLULTIONS HOLDINGS, INC.

Date: November 8, 2010	By: __/s/ Donald G. Cox______
Donald G. Cox Chief Executive Officer Interim Chief Financial Officer/President