Form 10-K
period 2010-12-31
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2011-04-20
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010

OR

 ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number 000-53391

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	26-3161860
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

9800 Mt. Pyramid Court # 250
Englewood, CO 80112
(Address of Principal Executive Offices)

Issuer's telephone number: (303) 653-0100
_____________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 14, 2011 was $3,147,937

The number of shares outstanding of the registrant's common stock, as of April 15, 2011, is 32,051,708.

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

See Part IV, Item 15.

Biomedical Technology Solutions Holdings, Inc and Subsidiaries

Annual Report on Form 10-K

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, "we," "us", "our" or "the Company" refers to Biomedical Technology Solutions Holdings, Inc. and its subsidiaries on a consolidated basis. The Company's subsidiaries include Biomedical Technology Solutions, Inc., BMTS Properties, Inc., BMTS Leasing, LLC and Healthcare Sales Professionals, Inc.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BioMedical Technology Solutions, Inc., ("BMTS") was formed in May 2005 as a Colorado corporation to market and distribute on-site, bio-medical waste treatment technology that had been developed, patented, and initially marketed by Thermal Waste Technologies, Inc., ("TWT"). Accordingly, BMTS acquired the intellectual property rights and existing customer base for the original and patented alternative infectious waste treatment system, the Demolizer®. Through extensive research and development over the past three years, the Demolizer® II System and consumable sharps and red bag collectors have been upgraded to incorporate enhanced process controls, safety features, and integrated quality systems.

BMTS is an environmental technology company that markets, sells and rents efficient, environmentally safe, and cost effective, infectious waste treatment systems. BMTS believes that its infectious waste treatment system technology offers solutions for numerous users in the industrialized world as well as in the public health and environmental areas in developing world markets. The Company's principal office is located at 9800 Mt. Pyramid Court, Suite 250, Englewood, Colorado 80112.

PRODUCTS

The Demolizer® II System sterilizes medical waste through a dry heat cycle. Health care providers replace their present sharps and red bag waste containers with BMTS' Demolizer® collectors, which are used the exact same way. Once the Demolizer® collector is full, instead of placing it in a storage area for pickup by a third party hauler, the collector is placed in the Demolizer® II System for processing. The operator completes a simple key entry sequence and the collector is sterilized over an approximately 2.5 hour cycle. After the completed process, the collector is labeled and disposed of as common trash (solid waste). The contents of the collector are sterile and the sharps have been rendered non-reusable (through the melting of the plastic syringe components). The System has been designed to be odorless, noise-free, and safe, with all emissions demonstrated to be bacteria-free. To date, over 350,000 treatment cycles have been logged on the Demolizer® technology.

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

The company's key markets/applications for its products are as follows:
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

SALES / RENTAL STRATEGY

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

The Company currently employs 3 salesmen who continually source leads in several of these identified markets and a President who works with large organizations and facilities on longer term and larger potential applications. Starting from late 2007 to date the Company has sold Demolizers in a wide range of applications including:

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

The Company has current agreements with Henry Schein, Patterson Dental and other medical and dental equipment supply distributors for distribution directly to medical and dental offices and facilities. The distribution arrangements are covered by written non-exclusive agreements with the various distributors which provide for varying terms ranging from one to three years with automatic renewals. However, each of the agreements is also terminable be either party upon 90 days' notice.

Subject to the Company's cash flow and working capital, we hope to expand our sales and marketing expenses over the next several quarters. These anticipated expenses will include but are not limited to, additional sales and marketing personnel, trade show expenses, marketing literature, etc.

RESEARCH AND DEVELOPMENT

Our research and development costs in 2010 and 2009 were $102,961 and $251,357, respectively. Subject to our future cash flows and working capital, we plan to expand our development efforts and anticipate the following product releases in 2011 and 2012:

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

MANUFACTURING

In the past the final box assembly of the Demolizer® II System was conducted at qualified contract manufacturers. In the first quarter of 2009, we moved manufacturing activities in house.Current management has determined that returning the manufacturing to outside contractors is in the best interest of the company. We currently have an agreement with a qualified contract manufacturer and are negotiating with a second qualified contract manufacturer in a separate area of the US to insure redundancy. We may partner with additional manufacturers, if warranted, both domestic and overseas to ensure price competitiveness, high quality standards and overall production stability. The component level parts required to manufacture the Demolizer generally have lead times of less than four weeks depending upon volumes.

INTELLUECTUAL PROPERTY

The original technology was patented in the U.S. and Australia in 1999. In 2006, we filed provisional patents on the newly designed collectors and the upgraded system. In 2007, we filed U.S. and international patents, broadly covering the world on both the collectors and the upgraded system. We have also secured trademarks for the Demolizer® and the Gazel. The Company's United States patents and trademarks are listed below:

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

We also seek to protect its proprietary intellectual property, including intellectual property that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with its subcontractors, vendors, suppliers, consultants, strategic partners and employees. We cannot provide any assurance that these agreements will not be breached, that it would have adequate remedies for any breach or that such persons or institutions would not assert rights to intellectual property arising out of these relationships.

Some of the additional limitations of intellectual property protection are:

•	No assurance can be given that any patent will be issued or that the scope of any patent protection will exclude competitors or that any patent, if issued, will be held valid if subsequently challenged.

•	When we apply for registration of trademarks and registered domain names in an effort to protect them, we cannot be sure of the nature or extent of the protection afforded, since trademark registration does not assure any enforceable rights under many circumstances and there exists significant uncertainty surrounding legal protections of domain names.
•	There can be no assurance that any steps BMTS takes in this regard will be adequate to deter misappropriation of its proprietary rights or independent third parties developing functionally equivalent products. Despite precautions, unauthorized parties may attempt to engineer, reverse engineer, copy, or obtain and use BMTS's products or other information.
•	Although management of BMTS believes that BMTS' products do not infringe on the intellectual property rights of others, there can be no assurance that an infringement claim will not be asserted in the future. The prosecution or defense of any intellectual property litigation can be extremely expensive and would place a material burden upon BMTS' working capital.

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

COMPETITIVE ADVANTAGES OF BMTS

Based upon marketing research conducted by BMTS, we believe the Demolizer® II System is the only on-site, treatment technology that delivers all of the following major user benefits:
•	Sterilizes and safely disposes of sharps and typical red bag waste;
•	Completely sterilizes medical waste in a 2-2.5-hour cycle, including the destruction of pathogens, bacteria, spores, and viruses, with the processed collectors disposed of as common trash;
•	Reduces biomedical waste hauling costs up to 100%;

•	Meets all EPA, CDC and OSHA standards and is either formally approved or meets the requirements for medical waste treatment and disposal in 48 U.S. states after comprehensive review by 78 governmental agencies at the federal, state and local (city/county) level;
•	Incorporates a one-of-a-kind, integrated quality control system that meets or exceeds all U.S. requirements for documentation and performance monitoring;
•	Is easy to use with no special facility requirements; and
•	Designed to operate in any country by virtue of its CE rating.

BMTS' technology also provides a number of environmental advantages, as follows:
•	Reduces the amount of medical waste incinerated worldwide, helping to reduce the effects of global warming;
•	Reduces dioxin and other hazardous emissions;
•	Prevents dangerous reuse of sharps;
•	Prevents accidental "needle sticks" from improper disposal; and
•	Eliminates the disposal of bio-hazardous waste in landfills.

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

EMPLOYEES

The Company employs seven individuals on a full-time basis. Three in sales, two in production, and two senior management who are working for one dollar a month plus expenses. We also rely on consulting services for various part-time service functions such as IT, product and design review and marketing, and public relations and accounting.

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

            * The Company has been unable to meet all e of its 2010 payroll obligations. Additionally in 2009, the Company deferred compensation primarily for its CEO and CFO which resulted in outstanding payroll and payroll tax obligations which it is currently unable to satisfy. The Board of Directors removed the President and CEO in January and the new management has instituted significant cost cutting measures.

            * The Company is obligated to a third party under a secured promissory note in the principal amount of $200,000 that has an outstanding balance as of December 31, 2010 of principal and interest of $123,855. While we have entered into a settlement agreement providing for periodic payments, if we are unable to meet those commitments, the secured creditor is entitled to a confession of judgment. The secured promissory note is secured by a Second Deed of Trust on property valued on Company's books totaling $615,000. If in the event the property cannot be sold, the third party would have the right to other company assets assuming monthly payments are not made in compliance with the settlement agreement.

            *The Company had three promissory notes come due December 31, 2010 totaling $168,859. While the Company believes that we will be able to extend the terms and/ or refinance the notes within 90 days, there is no assurance of such action.

Due to our history of operating losses our auditors are uncertain that we will be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal year ended December 31, 2011 contains an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

The future of our business will depend on our ability to respond to any future changes in the federal, state and local regulatory environment. Since the Company does not itself generate medical waste and is not itself in control of, nor does it handle, the medical waste but only sells its equipment to its customers, it is not itself currently subject to regulations with respect to the disposal of RMW; however, any change in this regulatory regime in the future could have a material adverse effect on the Company's operations.

We may not be able to deliver our Demolizer® II system's as quickly as customers may require, which could cause us to lose sales and would harm our reputation.

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

We recently set up a contract manufacturer to begin to transferred our manufacturing of the Demolizer® II from in house to outside contract manufacturers.

In the past we relied upon contract manufacturers for the manufacture of the Demolizer® II. In 2009 Q1, we transferred manufacturing in house and are going to transfer manufacturing back to contract manufacturers. We could encounter delays and difficulties in the manufacturing of our products as a result of the aforementioned transition and such could substantially harm our product marketing efforts. There are limited sources of supply for some key Demolizer® II system components.

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

While we have formal written distribution agreements with our distributors; most distribution arrangements can be terminated by the distributor on 90 days' notice. A down-turn in the performance or loss of a single distributor can have a material adverse impact on sales and, as a result, on our business, financial condition, and results of operations.

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

Our success is highly dependent on the continued ability to attract and retain, qualified engineering, technical, manufacturing, sales, marketing and senior management personnel. The loss of any key employees or principal members of management could have a material adverse effect on our business and operating results. Further, if we are unable to hire additional qualified personnel as needed, we may not be able to adequately manage and implement plans for our expansion and growth.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

 ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies approximately 5,000 square feet of executive offices located in Englewood Colorado. The current term of the lease is month to month.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to claims of vendors, suppliers, prior employees and other creditors. The Company hopes to prevail on certain claims and achieve settlement agreements which include payment plans on the remainder, although there can be no assurance that these efforts will be successful.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the twelve months ended December 31, 2010 no matters were submitted by the Company to a vote of its shareholders through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Since the completion of the reverse merger with CET on August 21, 2008 as noted in ITEM 1 above, the common stock of the Company has been quoted on the over-the-counter ("OTC") Bulletin Board under the symbol "BMTL". The table below sets forth the high and low closing prices on the OTC Bulletin Board since January, 2009:

	Common Stock
	High	Low
Year Ending December 31, 2009
First Quarter	$0.99	$0.35
Second Quarter	$1.10	$0.39
Third Quarter	$1.15	$0.42
Fourth Quarter	$0.53	$0.30

Year Ending December 31, 2010
First Quarter	$0.51	$0.18
Second Quarter	$0.50	$0.14
Third Quarter	$0.25	$0.10
Fourth Quarter	$0.30	$0.17

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

Stockholders

At April 15, 2011 there were 32,051,708 shares of common stock issued and outstanding held by approximately 58 holders of record. The last reported sale of common stock on April 14, 2011 was $0.15.

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

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Item 12 of this report under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Unregistered Sales of Equity Securities

None, except as previously disclosed.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis presented below should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. See "Information Regarding Forward Looking Statements."

RESULTS OF OPERATIONS

	Years Ended December 31,
	2010		2009
Total Revenues	100%		100%

Costs and expenses
Selling, general and administrative	(52%	)	(41%	)
Research and development	(14%	)	(204%	)
Impairment of Intangible assets	(41%	)	(26%	)
Total Expenses	(252%	)	(231%	)
Operating Profit (Loss)	(194%	)	(172%	)
Other Income (expense), net	(6%	)	(8%	)
Net Income (Loss)	(200%	)	(180%	)

 Overview

This discussion contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), and information relating to the Company that is based on beliefs of management of the Company, as well as assumptions made by and information currently available to management of the Company. When used in this Proxy Statement, the words "estimate," "project," "believe," "could," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events based on currently available information and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Principles of Consolidation

The consolidated financial statements include the accounts of BioMedical Technology Solutions Holdings, Inc., a Colorado corporation ("the Company") and its wholly owned subsidiaries, BioMedical Technology Solutions, Inc. , a Colorado corporation ("BMTS"), BMTS Properties, Inc., a Colorado corporation, Healthcare Sales Professionals, Inc., a Colorado corporation ("HCSP") and BMTS Leasing LLC, a Colorado limited liability company. All significant intercompany accounts and transactions have been eliminated.

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

The Company has determined, based upon available market information and appropriate valuation methodologies, the fair value of its financial instruments' approximate carrying values. The carrying values of cash, accounts receivable, payables, and other current and long term liabilities at December 31, 2010 and 2009 approximate fair value.

Environmental Matters

We do not have environmental liabilities recorded at December 31, 2010 nor are we aware of any issues that could initiate the need for environmental remediation.

Cash Equivalents and Short-Term Investments

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. In 2010 and 2009, the Company recorded bad debt expenses totaling $111,000and $193,859, respectively. Past due accounts (more than 90 days) totaled $75,710 and $199,218 at December 31, 2010 and 2009, respectively.

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

Identifiable Intangibles:

Identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives. We have determined this year to take a one time loss on impairment of intangible assets patent intangibles and customer relationships of $336,046. We have determined that our customer relationships have a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademarks and licenses have indefinite lives and accordingly, they are not amortized.

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

Unearned revenues consisted of extended warranties collected in advance. Following is a summary of extended warranties for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Beginning of year balance	$52,249	$35,116
Cash received from customers	21,682	24,513
Revenue recognized in earnings	(4,799)	(7,480)
End of year balance	$69,132	$52,249

Stock-Based Compensation

The fair value of stock options and purchase rights pursuant to the 2008 Equity Incentive Plan is estimated using the Black-Scholes valuation model. This model required input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of the grant is determined based upon a marked up value above the closing stock price on the grant date. The fair value of stock based awards expected to vest is amortized over the service period, typically the vesting period, of the award on a straight-line basis. Our estimate of forfeitures is based upon our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods, if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture is changed. . Our stock based compensation was $286,836 and $248,716 in the fiscal years ended December 31, 2010 and 2009, respectively.

Selected Operating Expenses

Research and development costs are charged to earnings as incurred and were $102,961 and $251,357, respectively in 2010 and 2009.

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

Loss per Common Share

ASC Topic 260 (formerly SFAS 128), Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2010, the Company had warrants outstanding that could be exercised to purchase a total of 3,257,530 additional shares. At December 31, 2010, the Company had options, warrants and Series A Preferred Stock and convertible notes outstanding that could be exercised or converted into 3,710,864 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment Reporting

The Company operates in one principal reportable segment in the United States.

Recently Issued Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Level 3 reconciliations should present separately information about purchases, sales, issuances and settlements. To date, the Company has not had any assets or liabilities that transferred in or out of fair value hierarchy levels, and as such, is not currently subject to this guidance. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliations, which is effective for fiscal years beginning after December 15, 2010. This guidance did not have an impact on the Company's results of operations or financial position. The Company adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011. The Company believes the enhanced Level 3 disclosures will not have an impact on the Company's results of operations or financial position.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855). The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company's results of operations or financial position.

Results of Operations

Year ended December 31, 2010 compared to 2009:

Revenue. Revenues were $748,064 in 2010, down from $952,851 in 2009. The decrease (21%) was due to lack of marketing, and distributors and end users delays in placing orders for our products in the last six months of the year which we believe was a result of the general economic conditions within the United States.

Cost of Revenue. Cost of revenue for 2010 was $392,136 up from $391,176 in the prior year. The increase (.5%) is attributed to decreased revenue. Our cost of sales as a percentage of revenue increased to 52% of revenue for the year ended December 31, 2010 up ______ from to 41% for 2009 due to decreased revenue. We expect that this percentage to decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses. General and Administrative costs were $1,398,706 in 2010, as compared to $1,947,968 in 2009. The following table is a summary of certain of these expenses:

	Twelve Months Ended December 31
	2010	2009
Selling expense	$200,631	$513,502
General office expense	597,442	662,661
Professional Fees	158,708	178,498
Depreciation and amortization	38,152	96,158
Bad debt expense	111,000	193,859
Travel expense	5,937	54,574
Stock Based Compensation expense	286,836	248,716

	$1,398,706	$1,947,968

Selling and travel expenses decreased due to lack of cash flow in 2010 The decrease in 2010 in general office expenses was due primarily to cost cutting measures implemented at the end of second quarter 2010. Professional fees consist primarily of audit, legal and investor relations related expenses in 2010 the results are consistent. For 2010, the Company incurred a non-cash charge of $324,988 which is included in stock based compensation and depreciation expense. Additionally in 2010, the Company recorded bad debt expense and reserves totaling $111,000.

Net Loss. For the year ended December 31, 2010, we incurred a net loss of $1,499,332, compared to a net loss of $1,675,059 for 2009, a decrease in net loss of $175,727, or 10%. The decrease in net loss was primarily attributable to decrease in expense as noted above.

Additionally, the issuance of Series A Convertible Preferred Stock in 2009 resulted in a beneficial conversion feature of $30,000. The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock. The Company also accrued dividends on the shares of Series A Convertible Preferred Stock totaling $4,000.

Liquidity and Capital Resources

The Company's sources of liquidity and capital resources historically have been proceeds from offerings of equity securities. In the past, this source has been sufficient to meet its needs and finance the Company's business. The Company can give no assurance that the historical sources of liquidity and capital resources will be available for future development and acquisitions, and it may be required to seek alternative financing sources not necessarily favorable to the Company.

At December 31, 2010, we had a working capital deficit of $(1,210,284), as compared to working capital deficit of $(604,139) at December 31, 2009. The decrease in working capital was due to decreased revenue and resulting gross margins and increased costs for sales and development. The Company continues to lower its overall operating expenses into 2011 and continues to focus on sales activities in order to improve its working capital.

In 2010, we completed the sale of an aggregate of 1,757,333 shares of common stock for gross proceeds of $306,000 and secured an additional $164,000 of note proceeds plus premium financing for the directors and officers insurance of $35,439 for a total of $199,439. A note holder converted his note of $30,000 dollars into 200,000 shares. We also used cash for general working capital. Net cash used in 2010 was $362,421 compared to $630,443 for 2009.

In February, 2009, the Company began a private offering of unregistered securities consisting of Units, each Unit consisting of two shares of Series A Convertible Preferred Stock and one Warrant at a private offering price of $2.00 per Unit, totaling up to $1,000,000. Proceeds from the offering were used to expand our sales and marketing efforts, research and development and for general working capital purposes. In 2009, we sold an aggregate of $437,500 of such Units and secured an additional $323,210 of note proceeds. In 2010 we sold no Units. Of those notes, an aggregate of $0 had matured as of December 31, 2010.

Capital Commitments

The Company headquarters and administrative and production facilities are located at 9800 Mt. Pyramid Ct., Englewood, Colorado, in approximately 5,000 square feet of leased office space at a monthly rental of approximately $4,000. The lease expired March 31, 2010 and the Company is operating with a month to month lease agreement. We consider our relations with our landlord to be good.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets at December 31, 2010 and 2009

3.	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

4.	Consolidated Statement of Changes in Shareholders' Equity (Deficit) from January 1, 2009 through December 31, 2010

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Biomedical Technology Solutions Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Biomedical Technology Solutions Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomedical Technology Solutions Holdings, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has suffered recurring losses, has a working capital deficit at December 31, 2010, and has an accumulated deficit of $7,221,288 as of December 31, 2010. These factors and others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Cordovano and Honeck LLP
Englewood, Colorado
April 20, 2011

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Balance Sheets
Years Ended December 31, 2010 and 2009

Assets	12/31/2010	12/31/2009
Current assets:
Cash	$5,521	$6,643
Accounts receivable, net of allowance for doubtful accounts	52,153	261,619
Former employee receivable	20,000	-
Inventory	173,664	247,263
Prepaid expenses	33,169	44,661
Total current assets	284,507	560,186
Property and equipment, net of accumulated depreciation	18,490	43,308
Intangible assets, net of accumulated amortization	6,331	306,085
Land held for development or sale	615,000	615,000
Long term Accounts receivable	5,699	9,197
Deposits	5,000	5,000
	$935,027	$1,538,776
Liabilities and shareholders' (deficit)
Current liabilities:
Notes payable	$300,885	$222,241
Notes payable to related parties	144,410	144,410
Accounts payable	485,578	396,563
Accrued payroll and other liabilities	494,786	348,862
Deferred income	69,132	52,249
Total current liabilities	1,494,791	1,164,325
Long term liabilities	471,495	471,495
Total liabilities	1,966,286	1,635,820
Shareholders' (deficit)
Series A Convertible Preferred Stock, $0.001 par value 10,000,000 authorized, 40,000 and 40,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	40	40
Common stock, $0.001 par value 100,000,000 shares authorized, 31,957,398 and 28,846,315 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	31,957	28,846
Additional paid in capital	6,158,032	5,592,026
Accumulated deficit	(7,221,288)	(5,717,956)
Total Shareholders' (deficit)	(1,031,259)	(97,044)
	$935,027	$1,538,776

See accompanying notes to these consolidated financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Operations
Years Ended December 31, 2010 and 2009

	December 31,
	2010	2009

Net sales	$748,064	$952,851
Cost of sales	392,136	391,176
Gross profit	355,928	561,675

Other costs and expenses:
Selling, general and administrative	1,398,706	1,947,968
Research and development expenses	102,961	251,357
Impairment of intangible assets	304,172	-
Total operating expenses	1,805,839	2,199,325

Loss before non-operating income and expense and income taxes	(1,449,911)	(1,637,650)

Other income and (expense):
Other Income	18	6,409
Interest expense	(49,439)	(43,818)
	(49,421)	(37,409)

Net loss before income taxes	(1,499,332)	(1,675,059)
Income tax provision	-	-
Net loss	(1,499,332)	(1,675,059)

Accretion of beneficial conversion feature,
Preferred Stock	-	(30,000)
Preferred Stock Dividend	(4,000)	(5,694)

Net loss attributable to common stockholders	$(1,503,332)	$(1,710,753)

Basic and diluted loss per share	$(0.05)	$(0.06)

Weighted average common shares outstanding	31,159,815	28,468,009

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statement of Changes in Shareholders' (deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance at December 31, 2008	-	-	27,702,181	27,702	4,810,660	(4,007,203)	831,159

Sale of Series A Convertible Preferred Stock, less $10,833 of offering costs	437,500	438	-	-	426,229	-	426,667
Stock based compensation	-	-	405,600	406	248,310	-	248,716
Common Stock issued in lieu of wages	-	-	125,000	125	49,875	-	50,000
Common Stock purchase	-	-	80,645	80	24,920	-	25,000
Beneficial Conversion - Series A	-	-	-	-	30,000	-	30,000
Conversion of Series A Convertible Preferred Stock to common stock	(397,500)	(398)	532,889	533	2,032	-	2,167
Net loss	-	-	-	-	-	(1,710,753)	(1,710,753)

Balance at December 31, 2009	40,000	$40	28,846,315	$28,846	5,592,026	$(5,717,956))	$(97,044)
Shares issued for compensation	-	-	1,260,000	1,260	226,441	-	247,701
Shares issued to repay 12/31/09 payable	-	-	18,750	19	7,481	-	7,500
Reversal of Common Stock issued in lieu of wages	-	-	(125,000)	(125)	(49,875)	-	(50,000)
Charges for vesting options/warrants	-	-	-	-	31,636	-	51,637
Sales of Common Stock less $3,720 of offering costs	-	-	1,757,333	1,957	300,322	-	302,279
Note holder conversion to stock			200,000	30,000			30,000
Net loss (includes preferred dividend of $4000)	-	-	-	-	-	(1,503,332)	(1,523,332)
Balance at December 31, 2010	40,000	$40	31,957,398	$31,957	6,158,032	$(7,221,288)	$(1,031,259)

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Twelve Months Ended December 31, 2010 and 2009
	2010	2009
Cash flows from operating activities:
Net loss	$(1,503,332)	$(1,710,753)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	38,152	96,158
Stock (cancelled) issued in lieu of Deferred Compensation	(50,000)	50,000
Impairment	336,046	-
Stock based compensation expense	286,836	248,716
Beneficial Conversion Feature- Series A Convertible Preferred Stock	-	30,000
Changes in operating assets and liabilities:	-	2,166
Decrease (increase) in accounts receivable	189,466	(2,354)
Decrease (increase) in prepaid expenses and other current assets	11,492	45,995
Decrease (increase) in Note Receivable	-	146,000
Decrease (increase) in inventories	73,599	163,253
Decrease (increase) in long term accounts receivable	3,498	(9,197)
Increase (decrease) in accounts payable	89,015	60,786
Increase in accrued expenses	145,924	231,654
Increase in other liabilities	16,883	17,133
Net cash (used in) operating activities	$(362,421)	$(630,443)

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated Statements of Cash Flows
Twelve Months Ended December 31, 2010 and 2009

CONTINUED FROM PREVIOUS PAGE

	2010	2009
Cash flows from investing activities:
Increase in intangible assets	(19,624)	(25,529)
Acquisition of property and equipment	-	(17,018)
Net cash (used in) investing activities	(19,624)	(42,547)
Cash flows from financing activities:
Proceeds from sale of Series A Convertible Preferred Stock, net	-	426,667
Proceeds from sale of Common Stock	302,279	25,000
Proceeds from notes payable	199,439	233,800
Proceeds from notes payable-related parties	-	89,410
Repayment of Notes converted to Series A Convertible	-	(75,000)
Preferred Stock Repayment of notes payable	(120,795)	(44,531)
Repayment of notes payable- related parties	-	(5,000)
Net cash provided by financing activities	380,923	650,346

Increase (decrease) in cash	(1,122)	(22,644)
Cash and cash equivalents, beginning of period	6,643	29,287
Cash and cash equivalents, end of period	$5,521	$6,643

Supplemental cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$22,691	$15,894

Non-cash investing and financing activities:
Conversion of $30,000 note with 200,000 shares of stock	$30,000	-

See accompanying notes to these consolidated financial statements

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, "we," "us", "our" or "the Company", refers to Biomedical Technology Solutions Holdings, Inc. and its subsidiaries on a consolidated basis.

Note 1-Nature of Business and Risk Management

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

The Company has incurred significant operating losses since inception. Net cash used in operating activities during the years ended December 31, 2010 and 2009, was $362,421 and $630,443, respectively. Initially, these conditions raised some issues indicative of the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the continued success of its plans to sell its products through its distribution networks and its direct sales force. The Company raised $306,000 through the sale of equity securities during 2010. However, these efforts did not significantly mitigate the conditions noted above. However, there can be no assurances that the Company will continue to be successful in borrowing money or raising capital.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern.

Note 2-Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements include the accounts of BioMedical Technology Solutions Holdings, Inc. ("the Company") and its wholly owned subsidiaries, BioMedical Technology Solutions, Inc. ("BMTS"), BMTS Properties, Inc., and BMTS Leasing LLC. All significant intercompany accounts and transactions have been eliminated.

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

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments:

As of December 31, 2010 and 2009, the carrying amounts of financial instruments held by the Company, which include cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. In addition, the carrying value of the Company's debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates.

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:
Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Impairment of Long-Lived Assets:

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2010 and 2009, management believes that no modification of the remaining useful lives or write-down of long-lived assets is required other than those done for the intangible assets in the amount of $336,046.

Environmental Matters:

We do not have environmental liabilities recorded at December 31, 2010 nor are we aware of any issues that could initiate the need for environmental remediation.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Equivalents:

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. In 2010 and 2009, the Company recorded bad debt expenses totaling $111,000 and $193,859, respectively. Past due accounts (more than 90 days) totaled $75,710 and $199,218 at December 31, 2010 and 2009, respectively.

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

Identifiable Intangibles:

Identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives. We have determined this year to take a one time loss on impairment of intangible assets patent intangibles and customer relationships of $304,172. We have determined that our customer relationships have a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademarks and licenses have indefinite lives and accordingly, they are not amortized.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues from leasing products are recognized under the Operating Method. Under this method, we record each rental receipt as rental revenue. We depreciate the leased product in the normal manner with depreciation expense of the period matched against the rental revenue. The amount of revenue recognized in each accounting period is a level amount (straight-line basis) representing the time period in which our customer derives benefits from our product. Revenues from leasing products were immaterial in 2010 and 2009.

In addition to the depreciation charge, we expense maintenance costs and the costs of any other services rendered under the lease as incurred.

Unearned revenues consisted of extended warranties collected in advance. The following is a summary of extended warranties for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009

Beginning of year balance	$52,249	$35,116
Cash received from customers	21,682	24,513
Revenue recognized in earnings	(4,799)	(7,480)
End of year balance	$69,132	$52,249

Stock-Based Compensation:

The fair value of stock options and purchase rights pursuant to the 2008 Equity Incentive Plan is estimated using the Black-Scholes valuation model. This model required input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of the grant is determined based upon a marked up value above the closing stock price on the grant date. The fair value of stock based awards expected to vest is amortized over the service period, typically the vesting period, of the award on a straight-line basis. Our estimate of forfeitures is based upon our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods, if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture is changed. Our stock based compensation was $286,836 and $248,717 in the fiscal years ended December 31, 2010 and 2009, respectively.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selected Operating Expenses:

Research and development costs are charged to earnings as incurred and were $102,961 and $251,357, respectively in 2010 and 2009.

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

The Company has analyzed filing positions, in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and state tax return in Colorado as "major" tax jurisdictions, as defined. We are not currently under examination by the Internal Revenue Service or any other any other jurisdiction. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company's financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

Loss per Common Share:

ASC Topic 260 (formerly SFAS 128), Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2010, the Company had warrants outstanding that could be exercised to purchase a total of 3,257,530 additional shares. At December 31, 2010, the Company had options, warrants and Series A Preferred Stock and convertible notes outstanding that could be exercised or converted into 3,710,864 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Parties:

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Segment Reporting:

The Company operates in one principal reportable segment in the United States.

Recently Issued Accounting Standards:

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers. Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). Level 3 reconciliations should present separately information about purchases, sales, issuances and settlements. To date, the Company has not had any assets or liabilities that transferred in or out of fair value hierarchy levels, and as such, is not currently subject to this guidance. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliations, which is effective for fiscal years beginning after December 15, 2010. This guidance did not have an impact on the Company's results of operations or financial position. The Company adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010 and adopted certain other provisions on January 1, 2011. The Company believes the enhanced Level 3 disclosures will not have an impact on the Company's results of operations or financial position.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855). The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company's results of operations or financial position.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3-Reverse Merger

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

The business combination with CET has been accounted for as a reverse merger. The 1,875,663 outstanding shares held by CET's shareholders prior to the merger are considered to be issued by the Company at the merger date in exchange for the net assets of CET, $1,164,504 at that date.

The net assets of CET consisted of the following at the merger date:

Cash	$875,000
Note receivable	146,000
Land held for development	615,000
1,636,000
Land note payable	(471,496)
Net assets	$1,164,504

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

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4-Related Party Transactions

In February 2009, the Company entered into a promissory note totaling $75,000 with one related party and shareholder. The promissory note bears an annualized interest rate of 12% and with terms extended to December 31, 2010. The note is due and it is anticipated to be either be paid off or refinanced within 90 days.

In June 2009, a Director of the Company converted a promissory note, totaling $75,000 into Series A Convertible Preferred Stock and immediately elected to convert those shares into 100,000 shares of our Common Stock.

Additionally in June 2009, the Company entered into a promissory note with a related party totaling $14,410 of which $5,000 was paid. The note matured on December 31, 2010 and bears an annualized interest rate of 12%. The note is due and it is anticipated to be either paid off or refinanced within 90 days of this filing.

In February 2008, the Company entered into a promissory note with a related party and shareholder totaling $60,000. The promissory note bears an annualized interest rate of 12% and with terms extended to December 31, 2010. The note is due and it is anticipated to be either be paid off or refinanced within 90 days of this filing.

During 2009, Mr. Cox converted an aggregate of $50,000 in accrued compensation into 125,000 shares of Common Stock. In 2010, Mr. Cox reversed this transaction. Additionally in 2009, Mr. Kempf converted an aggregate of $7,500 in accrued compensation into 7,500 shares of Series A Preferred Stock and warrants. Those shares of Series A Stock were then converted into 10,000 shares of Common Stock by Mr. Kempf.

Additionally, in 2009 Mr. Cox purchased 80,645 shares of our Common Stock for $25,000 with shares valued at $0.31 per share.

Note 5-Balance Sheet Details

Inventory:

Inventory consisted of the following classifications as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Raw Materials	$78,996	$130,060
Work-in-process	38,076	36,581
Finished Goods	79,094	104,369
less: Allowance	(22,502)	(23,747)
	$173,664	$247,263

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment:

Listed below are the major classes of property and equipment as of December 31, 2010 and 2009:
	December 31,
	2010	2009
Equipment leased to customers	$24,495	$24,495
Computer equipment	53,941	53,941
Office equipment	19,744	19,744
Furniture and fixtures	11,874	11,874
Molds and tools	71,605	71,605
Computer software	23,433	23,433
Leasehold improvements	5,524	5,524
	210,616	210,616
Less: accumulated depreciation	(192,126)	(167,308)
	$18,490	$43,308

Depreciation expense was $24,818 and $35,599, respectively, for the years ended December 31, 2010 and 2009.

Identifiable Intangibles

Identifiable indefinite lived intangibles are not amortized, but are subject to an annual impairment test. Other intangible assets will continue to be amortized over their useful lives. We have determined this year to take a one-time loss on impairment of intangible assets patent intangibles and customer relationships of $304,172. We have determined that our customer relationships have a useful life of four years based upon the type of customer. We have patent intangibles with a useful life of five years. We have determined that our permits, trademarks and licenses have indefinite lives and accordingly, they are not amortized.

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

In 2010 and 2009 we performed our annual impairment evaluations and determined that there was impairment in 2010 totaling $336,046 and $66,218 in 2009 that was reported in SG&A in 2009 and not as a separate line item. At December 31, 2010 and 2009, we had $151,993 and $152,013, respectively, of indefinite lived intangibles that consist of trademarks and environmental licenses and permits for which we performed an annual impairment test, and determined there was no impairment in 2009 but there was impairment of $150,993 in 2010. In accordance with SFAS 142, other intangible assets will continue to be amortized over their useful lives.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 and 2009, the carrying values of our major types of intangible assets are as follows:

Limited-life intangibles	December 31, 2010	December 31, 2009
Patent	$83,256	$83,256
Customer list	15,000	15,000
	98,256	98,256
Less: accumulated depreciation and impairment	(92,925)	(83,555)
	5,331	14,701

Patent Pendings	139,597	139,371
Less: impairment	(139,597)	-

Indefinite-life intangibles
Trademark	46,993	47,013
Licenses and permits	105,000	105,000
Less: impairment adjustment - Trademarks	(46,493)	-
Less: impairment adjustment - Licenses and permits	(104,500)	-
	1,000	152,013
	$6,331	$306,085

Amortization expense was $13,334 and $60,559 for the years ended December 31, 2010 and 2009, respectively.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Liabilities:

Accrued liabilities consisted of the following accounts as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Accrued Payroll	$399,838	$275,231

Accrued Interest Payable	43,807	17,059
Accrued Professional Fees	27,747	36,168
Accrued Other	23,394	20,404
	$494,786	$348,862

Note Payable:

The Company is obligated to a third party under a secured promissory note in the principal amount of $200,000 that has an outstanding principal and interest as of December 31, 2010 of $123,855. While we have entered into a settlement agreement providing for periodic payments, if we are unable to meet those commitments, the secured creditor is entitled to a confession of judgment. As part of the settlement we also issued an aggregate of 250,000 shares of common stock and 200,000 warrants. We calculated the fair value of the warrants to be $31,636 using the Black-Scholes model. The note accrues interest at the rate of 6% per annum and was due and payable April 1, 2011. The secured promissory note is secured by a Second Deed of Trust on property valued on Company's books totaling $615,000. If in the event the property cannot be sold, the third party would have the right to other company assets assuming monthly payments are not made in compliance with the settlement agreement. The interest expense on short-term borrowings was $49,439 and $25,475 for 2010 and 2009, respectively.

Additionally, at December 31, 2010, the Company was obligated under short term insurance premium financing agreements having an aggregate yearend balance of $35,439, payable in installments of $4,448, including interest 8% per annum.

In 2010 the company issued two convertible notes ($50,000 each). One accrues interest at the rate of 5% per annum, was due March 31, 2011 and is convertible into common shares at a price of $0.25 per share. The other accrues interest at the rate of 5% per annum, is due May 31, 2011 and is convertible into common shares at a price of $0.25 per share.

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

In December, 2008, William Sparks, a director, loaned the Company the sum of $75,000. Interest, which accrues at the rate of 12% per annum, and was convertible at the option of Mr. Sparks into shares of the Company's common stock at a conversion price of $.75 per share. Mr. Sparks converted said note in June 2009, into 75,000 shares of the Company's Series A Convertible Preferred Stock. Simultaneously, Mr. Sparks converted the 75,000 shares of the Series A Convertible Preferred Stock into 100,000 shares of Common Stock. Mr. Sparks loaned the Company $50,000.00 at the interest rate of 5% and Mr. Sparks through Medpro paid the company another $14,000.00 accruing interest at 10% both due April 1, 2011 and has not been renewed or paid off as of this date.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2009, the Company entered into a promissory note totaling $75,000 with one related party and shareholder. The promissory note bears an annualized interest rate of 12% and with terms extended to December 31, 2010. The note has not been paid nor has a renewal been executed.

In February 2008, the Company entered into a promissory note with a related party and shareholder totaling $60,000. The promissory note bears an annualized interest rate of 12% and with terms extended to December 31, 2010. The note has not been paid nor has a renewal been executed.

During 2009, Mr. Cox converted an aggregate of $50,000 in accrued compensation into 125,000 shares of Common Stock and in 2010 he reversed the conversion; and Mr. Kempf converted an aggregate of $7,500 in accrued compensation into 7,500 shares of Series A Preferred Stock and warrants. Those shares of Series A Stock were then converted into 10,000 shares of Common Stock by Mr. Kempf.

Note 6-Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following components as of December 31, 2010 and 2009:

	Twelve Months Ended December 31,
	2010	2009
Selling expense	$200,631	$513,502
General office expense	597,442	662,661
Professional Fees	158,708	178,498
Depreciation and amortization	38,152	96,158
Bad debt expense	111,000	193,859
Travel expense	5,937	54,574
Stock Based Compensation expense	286,836	248,716
	-	-
	$1,398,706	$1,947,968

Note 7 - Income Taxes

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

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the deferred income tax assets and liabilities arising under ASC 740 were as follows:

	Amount
	2010	2009
Deferred tax assets:
Long-term	$570,957	$439,310
Total deferred tax asset	$570,957	$439,310

Deferred tax liability:
Current	-	-
Long-term	(69,403)	(122,747
Net deferred tax asset	$501,554	$316,563

Valuation allowance	(501,554)	(316,563
Total provision	$-	$-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	2009		2010
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Deferred assets:
Depreciation timing difference	$71,952	$27,795	$183,114	$70,737
Net operating loss carryovers	1,406,062	543,162	1,315,101	508,024
Total	$1,478,014	$570,957	$1,498,215	$578,761

	2009		2010
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Deferred liabilities:
Depreciation timing difference	$179,660	$69,403	$-	$-

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net change in deferred tax assets as of December 31, 2009 and 2010 was $131,647 and $7,804, respectively. The net change in deferred tax liabilities as of December 31, 2009 and 2010 was $(53,344) and $(69,403), respectively.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax affects of the differences are as follows:

	Years Ended December 31,
	2010	2009
U.S. statutory federal rate, graduated.....	34.00%	34.00%
State income tax rate, net of federal....	3.06%	4.63%
Temporary differences..........	-4.55%	-
Net operating loss (NOL) for which no tax benefit is currently available....	-32.51%	-38.63%
	0.00%	0.00%

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

Note 8-Shareholders' Equity

Preferred Stock:

We are authorized to issue 10,000,000 shares of $.001 par value preferred stock. The Company's Articles of Incorporation authorize the Company's Board of Directors to establish the number of preferred shares to be included in each series and to fix the designation and relative powers, including voting powers, preferences, relative participating, optional and other rights, qualifications, limitations and restrictions of each series.

In February, 2009, the Company began a private offering of unregistered securities comprised of Units, each Unit consisting of two shares of Series A Convertible Preferred Stock ("Series A Stock") and one Warrant at a private offering price of $2.00 per Unit, totaling up to $1,000,000. The Series A Stock was valued at $1.00 per share and the Warrant has a strike price of $1.50. Each Warrant holder has the right to purchase for a period of 18 months one additional share per Unit.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the private offering, each share of Series A Stock has the right to a number of votes equal to the number of shares of Common Stock then issuable upon conversion. The Series A Stock is entitled to receive a dividend equal to 10% per annum of the stated value of the shares, payable in arrears, with the Company's option to pay such dividend in shares of the Company's Common Stock valued at the 30 day VWAP, or in cash. Each Series A Share is convertible into an equal number of shares of Common Stock at the option of the Holder or will automatically convert under certain circumstances. In 2009, we sold an aggregate of $437,500 of such Units and at December 31, 2010 there were 40,000 shares of our Series A Convertible Preferred Stock outstanding.

Common Stock:

In 2009, eight of the ten Series A Convertible Preferred Shareholders elected to convert 397,500 of those shares and accrued interest into 532,889 shares of our Common Stock. In 2009, two Series A Convertible Preferred Shareholders purchased those shares when the Company's closing market price was greater than the discounted market price of $.75 per share. As a result, the Company booked a beneficial conversion expense totaling $30,000.

Also in 2009, the CEO of the Company elected to convert $50,000 of deferred compensation into 125,000 shares of our Common Stock valued at $0.40 per share. In 2010, the CEO reversed this transaction. Additionally in 2009, the CEO purchased 80,645 shares of our Common Stock for $25,000 with shares valued at $0.31 per share.

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

Sunrise Capital, LLC agreed to assign to William Dudziak ("Dudziak"), a shareholder of the Company, 2.0 million shares that Sunrise had purchased from Dudziak under a promissory note, in consideration of a cancellation of that note.

The Company agreed to issue to Dudziak an additional 700,000 shares of common stock to resolve disputed claims.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation Expense:

Stock-based compensation was related to stock options and warrants that vested during 2010 and 2009. Additionally in 2010 and 2009, the Company granted stock awards to employees, directors and consultants resulting in stock based compensation expense. During the year ended December 31, 2010 and 2009, we recognized compensation expense of $286,836 and $248,716, respectively, for stock options which is reflected in the consolidated statements of operations. The following table presents details of the total stock-based compensation expense resulting from stock option, warrants and stock awards included in the consolidated statements of income:

	Years Ended December 31,
	2010	2009
Selling, general and administrative expenses	$286,836	$248,716
Effect on pre-tax loss	286,836	248,716
Tax effect of stock-based compensation expense	-	-
Effect on net loss	$286,836	$248,716

As of December 31, 2010, there was no unrecognized compensation expense, related to non-vested option awards, which is expected to be recognized over a period of approximately three years. Unrecognized compensation expense in 2009 was $33,800.

Stock Options and Warrants:

Options and warrants granted to officers and employees between 2007 and August 2008 vest from one to three years and have a maximum term not to exceed seven years. These options and warrants are not part of our Equity Incentive Plan.

In August 2008, the Company's Board of Directors authorized 2,000,000 shares of the Company's common stock for issuance under the 2008 Equity Incentive Plan. The 2008 Equity Incentive Plan policy is as follows: (1) the exercise price of each Incentive Stock Option shall not be less than one hundred percent (100%) of the fair market value of the stock subject to the Option on the date the Option is granted. The exercise price of each Nonstatutory Stock Option shall be any price set by the Board or Committee (2) the maximum term of an option granted may not exceed 10 years (3) three year vesting period, vesting ratably annually as long as the optionee remains an employee or a consultant to the Company.

Option and warrant activity, Plan and Non-Plan, for the years ended December 31, 2010 and 2009 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	3604,181	$0.50	5.15 years	$-
Granted	365,000	$0.99	6.08 years	-
Exercised	-	-	-	-
Cancelled	(453,651)	1.48	-	-
Outstanding at December 31, 2009	3,515,530	$0.43	4.15 years	-
Granted	-	$-	-	-
Exercised	-	-	-	-
Cancelled	(805,000)	$0.63	-	-
Outstanding at December 31, 2010	2,710,530	$0.43	2.97 years	$268,224

Exercisable at December 31, 2010	2,710,530	$0.43	2.97 years	$268,224

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth information concerning Plan and Non-Plan options and warrants outstanding at December 31, 2010:

Capitalization Table - Warrants
(As of December 31, 2010)

Grant Date	Expiration Date	Type	2009 Post Merger Warrants	2009 Strike Price	2009 Option Grants	Series	Total
09/30/02	09/30/09	non-plan	1,453,787	$0.34	0		1,453,787
09/30/02	09/30/09	non-plan	290,757	$0.34	0		290,757
11/15/02	11/15/09	non-plan	290,757	$0.34	0		290,757
12/31/02	12/31/09	non-plan	581,515	$0.34	50,000	50,000	631,515
12/31/02	12/31/09	non-plan	290,757	$0.34	0		290,757
12/31/02	12/31/09	non-plan	72,689	$0.34	0		72,689
01/31/04	01/31/11	non-plan	72,689	$0.69	0		72,689
04/30/04	04/30/11	non-plan	29,076	$0.69	37,500	37,500	66,576
08/03/04	08/03/11	non-plan	14,538	$0.69	0		14,538
08/03/04	08/03/11	non-plan	43,614	$0.69	0		43,614
08/03/04	08/03/11	non-plan	7,269	$0.69	0		7,269
08/03/04	08/03/11	non-plan	2,908	$0.69	0		2,908
08/03/04	08/03/11	non-plan	8,723	$0.69	0		8,723
08/03/04	08/03/11	non-plan	1,454	$0.69	0		1,454

	Total @ 12/31/10		3,160,533

01/04/05	01/04/12	Plan		$1.00	25,000	25,000	25,000
01/04/05	01/04/12	Plan		$1.00	20,000	20,000	20,000
1/31/2005	01/31/12	Plan		$1.00	300,000	6,250	306,250
1/31/2005	01/31/12	Plan		$1.00	10,000	10,000	10,000
7/6/2005				$1.00	50,000	50,000	50,000

		Other Series A Warrant Holders		$1.50	125,000	125,000	125,000

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 were $-0- and $-0-, respectively.

Outstanding options at December 31, 2010 had a weighted average remaining contractual life of 2.97 years with an aggregate intrinsic value of $268,224. Exercisable options at December 31, 2010 had a weighted average remaining contractual life of 2.97 years with an aggregate intrinsic value of $268,224.

In 2010, there was no stock granted under the plan. Compensation expense for all stock-based compensation awards granted in 2009 was valued using the Black-Scholes option pricing model. The share prices used in the calculations were determined by our Board of Directors based upon the market or above market closing bid price for the Company's Common Stock on the date of grant. The expected term of options granted was estimated by management and is within the safe-harbor provisions of the SEC and ranged between one to six years. The expected volatility of our share price was based upon the market prices for the Company's Common Stock. The expected dividend yield is zero.

Assumptions used in the Black-Scholes model are presented below:

Risk free interest rate	.93% - 1.97%
Dividend yield	0.00%
Volatility factor	98.75% -162.3%
Weighted average expected life	4 years

Expected Term	2.5 years to 6.5 years

Common Stock Redemptions and Cancellation:

Pursuant to an agreement dated September 13, 2006, the Company has the right (but not the obligation) to re-purchase up to 1,453,787 of the shares of common stock then held by a principal shareholder, at $.34 per share through December 31, 2008 and 872,272 shares of common stock at $.69 per through December 31, 2009. Through December 31, 2010, the Company has repurchased 1,126,685 shares of its common stock from the principal shareholder for $387,500. All returned shares have been cancelled and returned to unissued status. There were no treasury shares outstanding as of December 31, 2010.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9-Lease Commitments

We lease office and warehouse space under operating lease agreements, which expire at various dates over the next year. The leases for most of the properties contain renewal provisions.

At December 31, 2010, there were no minimum future rental payments under non-cancelable operating leases that have initial or remaining terms in excess of one year.

Rent expense for 2010 and 2009 was $109,488 and $122,321, respectively.

Note 10- Concentrations and Credit Risk

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

The Resource Conservation and Recovery Act of 1976, as amended, requires the EPA to develop and evaluate environmentally sound methods for management of solid waste. In addition, the Act requires EPA to establish a "cradle-to-grave" management system for solid wastes that are identified as hazardous. Infectious medical waste falls within this category.

OSHA regulations have also been established to limit on-the-job exposure to blood and potentially infectious materials that could result in transmission of blood borne pathogens and lead to disease or death. Failure to comply with OSHA regulations can result in fines of up to $70,000 based on criteria outlined in the OSHA instructions CPL 2.45B CH-4.

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Legal Proceedings

The Company has three wage claims made by former employees. Denise Cox $27,017.16, Diane Cox $30,250.54 and Don Cox $216,335.65. Diane Cox and Denise Cox have filed suit and the Company has disputed the claims and retained counsel to defend. The Company also disputes the claim of Don Cox and intends to defend any action that might be brought.

In February a note holder brought suit for payment of a $60,000 note due plus interest. The Company is negotiating a settlement.

A former Director Bill Sparks has sent demand for payment for two notes due April 1, 2010. The first is $14,000 and the second is $50,000 plus interest.

Note 12 -Subsequent Events

In February 2011, the Board of Directors was reconstituted and executive officers replaced in a voluntary rearrangement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's Chief Financial Officer and with the participation of the Company's President and Chief Executive Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

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

2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

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

The Company's then Chief Financial Officer, and with the participation of the Company's then President and Chief Executive Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, based on the criteria for effective internal control described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had material weaknesses in our internal control over financial reporting in relation to:

(1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system.

(2) Due to a shortage in working capital, the Company has lacked the resources to retain and maintain adequate human resources to implement formal systems and documented procedures or conduct sufficient testing that permit the timely accumulation of information and preparation of financial statements.

The Company is cognizant of these material weaknesses and plans to take actions to remediate same subject to the availability of adequate working capital.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The current management of the Company consists of the following persons:

Directors and Executive Officers

The name, position with the Company, age of each Director and executive officer of the Company is as follows:

Name	Age	Position	Director/Officer Since
Gex Richardson	46	President, General Counsel and Director	2005
William Tunkey	65	Director	2010
Robert Surdam	67	Director	2010
Severt Swenson III	42	Director	2010
Jon Bricken		CEO and Director	2010

Gex Richardson, age 46, President, has been General Counsel and a Director of the Company since inception.. Previously, he was Of Counsel to Akerrman Senterfitt, a Florida based law firm. Mr. Richardson has a BS degree in finance from the University of Florida (1986) and a JD degree from the University of Florida (1988).

William R. Tunkey, age 65, is Managing Partner of Robbins, Tunkey, Ross, Amsel, Raben and Waxman, P.A., in Miami, Florida since 1977. He also has been the Vice President and Secretary of AdShip.com since 2008. Mr. Tunkey was admitted to Florida Bar in 1970; U.S. District Court, Southern District of Florida in 1976; U.S. Supreme Court in 1979; and U.S. Tax Court in 1996. Mr. Tunkey has a BS in Political Science from Syracuse University and Juris Doctor from University of Florida.

Robert L. Surdam, age 67, is currently retired and is a senior investor of the Company. Mr. Surdam has over 45 years in the construction industry and has held various positions within the Carpenters Union. He received CEBS certification from Wharton Business School in 1981.

Severt Swenson III, age 42, is the Founder and President of Thor Defenses, Inc., a leading provider of special operations and military equipment to all branches of the US Military as well as federal agencies, founded in 2002. Mr. Swenson received his BA from Columbia University.

Jon Bricken, age 56, is the Founder and CEO of BioMedical Technology Solutions. Mr. Bricken has owned and operated various businesses in the medical and medical waste industries and is the inventor of the BMTS original technology. Mr. Bricken is a graduate of Denison University.

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

Meetings and Committees of the Board of Directors

Meetings of the Board of Directors

During the fiscal year ended December 31, 2010, 15 meetings of the Board of Directors were held, including regularly scheduled and special meetings, each of which were attended by all of the Directors. Meetings are conducted either in person or by telephone conference.

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

Audit Committee

The audit committee is composed of the following directors:
Gex F. Richardson
William R. Tunkey
Severt Swenson, III
Robert L. Surdam

The Board of Directors has determined that Messrs Tunkey, Swenson and Surdam are "independent" within the meaning of Rule 10A-3(b)(ii) under the Securities Exchange Act of 1934, as amended. For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

Gex F. Richardson, a member of the audit committee, qualifies as an "audit committee financial expert" within the meaning of Section 407 of the Sarbanes Oxley Act of 2002. During the fiscal year ended December 31, 2010 the audit committee had 15 meetings. The committee is responsible for accounting and internal control matters. The audit committee:

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

Audit Committee Report

The Audit Committee has reviewed and discussed the audited financial statements with management and with Cordovano and Honeck, LLP and the matters required to be discussed by SAS 61. The Audit Committee has received the written disclosures and the letter from Cordovano and Honeck, LLP required by Independence Standards Board Standard No. 1 and has discussed with them their independence. Based on the review and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for filing with the Commission.

By the Audit Committee
Gex F. Richardson
William R. Tunkey
Severt Swenson, III
Robert L. Surdam

Compensation Advisory Committee

The compensation advisory committee is currently composed of the following directors:

Gex F. Richardson
William R. Tunkey
Severt Swenson, III
Robert L. Surdam

During the fiscal year ended December 31, 2010 the compensation advisory committee did not recommend any changes to the executive's compensation. The compensation advisory committee:

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

Nomination Committee

The nomination committee was composed of the following directors:

Gex F. Richardson
William R. Tunkey
Severt Swenson, III
Robert L. Surdam

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation. The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. Gex F. Richardson, at the Company's principal executive offices and provide, in writing the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation S-K, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before December 31, 2010.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

All director nominees identified in this proxy statement were recommended by our President and Chief Executive Officer and unanimously approved by the board of directors.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Gex F. Richardson, President, at the principal executive offices of the Company. The board of directors will consider any such written communication at its next regularly scheduled meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates. All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders, except that Mr. Cox our former President/CEO and Director failed to file one report covering one transaction in a timely fashion. In making these statements, the Company has relied on the written representation of its Directors, Officers and any persons holding more than ten percent (10%) of the Company's common stock or copies of the reports that they have filed with the Commission.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Gex F. Richardson, President	2010	0	$0	$0	0	0	$0	0	0
Jonathan Bricken, CEO	2010	0	$0	$0	0	0	$0	0	0
Donald Cox CEO	2010	$200,000	$0	$0	0	0	$0	0	$200,000
	2009	$200,000	$0	$0	0	0	$0	0	$200,000
	2008	$200,000	$0	$0	0	0	$0	0	$200,000
David A. Kempf, CFO/COO	2010	$48,750	$0	$0	0	0	$0	0	$48,750
	2009	$174,231	$0	$1,275	300,000	0	$0	0	$175,506

Set forth below is information on the employment commitments to BMTS executives:

Name	Position	Salary
Donald G. Cox	CEO	$200,000 per year
David A. Kempf	CFO/COO	$195,000 per year
Gex Richardson	General Counsel	None

BMTS has no written employment agreements with its executive officers. Effective January 1, 2010, Mr. Cox and Mr. Kempf agreed to take a 25% salary reduction from their annualized salary as noted. The salary reduction was treated as deferred compensation and is still outstanding. Mr. Kempf later resigned and Mr. Cox was removed by the Board January 2011 and was replaced by Gex F. Richardson and Jon Bricken both of which are working for one dollar a month plus expenses.

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

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Donald Cox	131,515	0	0	$0.34	10/01/14	0	0	0	0
Gex Richardson	1,453,786	0	0	$0.34	10/01/13	0	0	0	0

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of the Company common stock as of April 14, 2011by (i) each Company director, (ii) each of the Company's executive officers named in the summary compensation table, (iii) all of such named executive officers and directors as a group, and (iv) all those known by Company to be beneficial owners of more than five percent of Company common stock. Except as shown otherwise in the footnotes to the table, the address of each person listed is BioMedical Technology Solutions Holdings, Inc., 9800 Mt. Pyramid Court, Suite 250, Englewood, Colorado 80112.

	BENEFICIAL OWNERSHIP(1)
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES		PERCENT OF TOTAL(2)

Donald G. Cox	10,013,173	(3)	31.11
Jon Bricken	6,033,214		18.82
Gex Richardson	2,689,506	(4)	8.02
William Tunkey	843,196	(5)	2.63
Severt Swenson, III	1,333,333		4.12
Robert Surdam	71,900		0.22

Executive Officers and Directors as a Group (5 persons)	10,971,149		34.23

__________________________________

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Holdings' common stock subject to options and warrants currently exercisable within 60 days of the date of this 10-K, are deemed outstanding for purposes of computing the percentage of the person or entity holding such securities but are not deemed outstanding for purposes of computing the percentage of any other person or entity. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Percentage of ownership is based on 32,051,708shares of common stock outstanding as of April 14, 2011.
(3)	Includes warrants exercisable to purchase 131,515 shares of common stock at an exercise price of $0.34 per share.
(4)	Includes warrants exercisable to purchase 1,453,787 shares of common stock at an exercise price of $0.34 per share.
(5)	Shares held as Trustee under 401K Plan and Trust to which filer disclaims any pecuniary interest in 83% of the shares vested in the 401K Plan and Trust

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to our 2008 Equity Incentive Plan, the only compensation plan that was approved by our shareholders upon completion of the reverse merger in August 2008. Prior to August 2008, the Company issued options and warrants to employee and consultants of the Company and are included in the table below.

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

In addition, Mr. Bricken, the principal shareholder, agreed to return 109,013 shares of the Company's common stock to the Company in 2007. All returned shares have been cancelled and returned to unissued status. There were no treasury shares outstanding as of December 31, 2010.

In December, 2008, William Sparks, a director, loaned the Company the sum of $75,000. Interest, which accrues at the rate of 12% per annum, and was convertible at the option of Mr. Sparks into shares of the Company's common stock at a conversion price of $.75 per share. Mr. Sparks converted said note in June 2009, into 75,000 shares of the Company's Series A Convertible Preferred Stock. Simultaneously, Mr. Sparks converted the 75,000 shares of the Series A Convertible Preferred Stock into 100,000 shares of Common Stock. Mr. Sparks loaned the Company $50,000.00 at the interest rate of 5% and Mr. Sparks through Medpro paid the company another $14,000.00 accruing interest at 10% both due April 1, 2011 and has not been renewed or paid off as of this date.

In February 2009, the Company entered into a promissory note totaling $75,000 with one related party and shareholder. The promissory note bears an annualized interest rate of 12% and with terms extended to December 31, 2010. The note has not been paid nor has a renewal been executed.

In February 2008, the Company entered into a promissory note with a related party and shareholder totaling $60,000. The promissory note bears an annualized interest rate of 12% and with terms extended to December 31, 2010. The note has not been paid nor has a renewal been executed.

During 2009, Mr. Cox converted an aggregate of $50,000 in accrued compensation into 125,000 shares of Common Stock and in 2010 he reversed the conversion; and Mr. Kempf converted an aggregate of $7,500 in accrued compensation into 7,500 shares of Series A Preferred Stock and warrants. Those shares of Series A Stock were then converted into 10,000 shares of Common Stock by Mr. Kempf.

Additionally, in 2009 Mr Cox purchased 80,645 shares of our Common Stock for $25,000 with shares valued at $0.31 per share.

Sale of Certain Assets

Concurrently with the foregoing, CET sold to Steven Davis and Craig Barto, former Directors of the CET, all of its interest in its former wholly-owned subsidiary Community Builders, Inc. Community Builders was a controlled subsidiary that owned CET's remaining real property interests. In the transaction, Community Builders conveyed to BMTS its interest in property located at 1550 S. Idalia Court, Aurora, CO and retained its interest in property held by Arizona Avenue LLC and property located at 7335 Lowell Blvd. and 7215 Mead Street, both in Westminster, CO. In consideration of the foregoing, Messrs. Davis and Barto paid to CET the sum of $656,000, of which $510,000 was paid at Closing and the balance of $146,000 was evidenced by a Promissory Note in favor of BMTS guaranteed by Messrs. Davis and Barto, due and payable December 31, 2008. That promissory note was paid in full in January 2009.

Director Independence

The following members of the Company's Board of Directors are independent directors as that term is defined by NASDAQ Rule 4200(a)(15): Messrs. Tunkey, Swenson and Surdem.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees billed to us by Cordovano and Honeck, LLP, our registered public accounting firm , during the fiscal years ended December 31, 2010 and December 31, 2009 respectively for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other services rendered.

	December 31, 2010	December 31, 2009

Audit Fees	$52,029	$39,046
Audit-Related Fees	-	-
Tax Fees	0	0
All Other Fees (audit of acquired subsidiary)	-	5,250
Total fees	$52,029	$44,296

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

Exhibit No.		Title
*	2.1	Indemnity Agreement
*	2.1	Statement of Merger
*	2.1	Certificate of Merger
*	2.1	Amendment No. 1 to Merger Agreement
*	2.1	Amendment No. 2 to Merger Agreement
*	3.1	Articles of Incorporation
****	3.1(ii)	Certificate of Designations of Series A Preferred Stock
*	3.2	Bylaws
*****	4.0	2008 Equity Incentive Plan
*****	4.0	Form of Employee Warrant
*****	5.0	Opinion of Clifford L. Neuman PC
***	10.1	Promissory Note
******	10.2	Consultation and Securities Compensation Agreement
*******	10.3	Agreement to Convert Debt - Cox
*******	10.4	Agreement to Convert Debt - Kempf
+	10.5	Amendment No. 1 to Malibu Consultation and Securities Compensation Agreement
++	10.6	Valor Deed of Trust
++	10.7	Valor Promissory Note
+++	10.8	Settlement Agreement with Malibu Holdings
+++	10.9	Settlement Agreement with Valor / WED
++++	10.10	Agreement to Convert Debt - McMorris
++++	10.11	Consultation and Marketing Agreement - Kratos Consulting
+++++	10.12	Consultation and Marketing Agreement - AllPennyStocks.com
+++	14	Code of Ethics
*****	23	Consent of Cordovano & Honeck
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.

#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	99.1	Audit Committee Charter
**	99.2	Compensation Committee Charter
**	99.3	Nominating and Corporate Governance Committee Charter

*	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 21, 2008 as filed with the Commission on August 27, 2008.
**	Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 11, 2009 as filed with the Commission on February 17, 2009.
***	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 2, 2008 as filed with the Commission on February 18, 2009.
****	Incorporated by reference to the Registrant's Annual Report on Form 10-K dated December 31, 2008 as filed with the Commission on April 15, 2009.
*****	Incorporated by reference to the Registrant's Form S-8 dated May 15, 2009 as filed with the Commission on May 15, 2009.
******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 12, 2009 as filed with the Commission on June 19, 2009.
*******	Incorporated by reference to the Registrant's Current Report on Form 8-K dated June 17, 2009 as filed with the Commission on June 24, 2009.
+	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated June 30, 2009 as filed with the Commission on August 13, 2009.
++	Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 28, 2010 as filed with the Commission on April 5, 2010.
+++	Incorporated by reference to the Registrant's Annual Report on Form 10-K dated December 31, 2009 as filed with the Commission on May 13, 2010.
++++	Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 4, 2010 as filed with the Commission on October 4, 2010.
+++++	Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 2, 2010 as filed with the Commission on April 5, 2010.
#	Filed herewith.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. (Registrant)

Date: April 15, 2011	By: /s/ Gex F. Richardson
Gex F. Richardson, President

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gex F. Richardson	Date: April 15, 2011
Gex F. Richardson, President, General Counsel and Director

By: /s/ Jon Bricken	Date: April 15, 2011
Jon Bricken, Chief Executive Officer

By: /s/ Severt Swenson, III	Date: April 15, 2011
Severt Swenson III, Director

By: /s/ William R. Tunkey	Date: April 15, 2011
William R. Tunkey, Director

By: /s/ Robert L. Surdam	Date: April 15, 2011
Robert L. Surdam, Director