Form 10-Q
period 2011-06-30
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2011-08-15
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 12, 2011 was $3,147,937

The number of shares outstanding of the registrant's common stock, as of  August 12, 2011, is 32,607,398.

Biomedical Technology Solutions Holdings, Inc and Subsidiaries

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2011

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

Other Information

Item 5

Exhibits

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

Assets	6/30/2011	12/31/2010
	(unaudited)	(derived from audited
Current assets:
Cash	$7,388	$5,521
Accounts receivable, net of allowance for doubtful accounts	148,911	72,153
Inventory	153,167	173,664
Prepaid expenses	44,677	33,169
Total current assets	354,143	284,507
Property and equipment, net of accumulated depreciation	7,332	18,490
Intangible assets, net of accumulated amortization	6,911	6,331
Land held for development or sale	615,000	615,000
Long term Accounts receivable	5,699	5,699
Deposits	5,000	5,000
Total Assets	$994,085	$935,027
Liabilities and shareholders' (deficit)
Current liabilities:
Notes payable, net of debt discounts totaling $17,875	$361,263	$300,885
Notes payable to related parties, net of debt discounts totaling $2,000	301,359	144,410
Accounts payable	542,536	485,578
Accrued payroll and other liabilities	475,386	494,786
Deferred income	68,421	69,132
Total current liabilities	1,748,965	1,494,791
Long-term debt	471,495	471,495
Total Liabilities	2,220,460	1,966,286
Shareholders' (deficit)
Series A Convertible Preferred Stock, $0.001 par value
10,000,000 authorized, 40,000 and 40,000 shares issued and
outstanding at June 30, 2011 and December 31, 2010, respectively	40	40
Common stock, $0.001 par value
100,000,000 shares authorized,
32,607,398 and 31,957,398 shares issued and outstanding	32,607	31,957
at June 30, 2011 and December 31, 2010, respectively
Additional paid in capital	6,296,045	6,158,032
Accumulated deficit	(7,555,067)	(7,221,288)
Total Shareholders' (deficit)	(1,226,375)	(1,031,259)
Total Liabilities and Shareholders’ (Deficit)	$994,085	$935,027

See accompanying notes to these consolidated and condensed financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC. Consolidated Statements of Operations Three and Six Months Ended June 30 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net sales	$ 158,982	$ 138,986	$ 342,322	301,690
Cost of sales	92,654	88,673	194,569	164,486
Gross profit	66,328	50,313	147,753	137,204
Other costs and expenses:
Selling, general and administrative	256,601	360,522	391,039	815,700
Research and development expenses	31,790	22,468	44,790	54,521
Total operating expenses	288,391	382,990	435,829	870,221

Loss before non-operating income and expense and income taxes	(222,063)	(332,677)	(288,076)	(733,017)

Other income and (expense):
Other Income	-	18	-	18
Debt discount expense	(9,938)	-	(19,876)	-
Interest expense	(19,585)	(14,554)	(23,843)	(26,662)
	(29,523)	(14,536)	(43,719)	(26,644)
Net loss before income taxes	(251,586)	(347,213)	(331,795)	(759,661)
Income tax provision	-	-	-	-
Net loss	(251,586)	(347,213)	(331,795)	(759,661)
Preferred Stock Dividend	(998)	(998)	(1,984)	(1,984)
Net loss attributable to common stockholders	$ (252,584)	$ (348,211)	$ (333,779)	$(761,645)
Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.03)
Weighted average common shares outstanding	32,240,731	30,904,620	32,149,065	30,077,509

See accompanying notes to these consolidated and condensed financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated and condensed Statement of Changes in Shareholders' (deficit) (unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance at December 31, 2010	40,000	$40	31,957,398	$31,957	6,158,032	$(7,221,288)	$(1,031,259)

Shares issued for services	—	—	100,000	100	19,900	—	20,000

Common Stock issued in lieu of wages	—	—	150,000	150	14,850	—	15,000

Charges for Warrants	-	-	-	-	23,913	-	23,913

Stock based compensation			400,000	400	39,600		40,000

Debt discounts on Notes payable					39,750		39,750

Net loss	—	—	—	—	—	(331,795)	(331,795)

Preferred stock dividend	—	—	—	—	—	(1,984)	(1,984)

Balance at June 30, 2011	40,000	$40	32,607,398	$32,607	6,296,045	$(7,555,067)	$(1,226,375)

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
Consolidated and Condensed Statements of Cash Flows
Quarter ended June 30, 2011 and 2010 (Unaudited)
	2011	2010
Cash flows from operating activities:
Net loss	$ (333,779)	$ (761,645)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	12,958	49,317
Stock based compensation expense	83,913	238,592
Debt discounts	19,876	-
Repayment of Wages for Common Stock	15,000	-
Changes in operating assets and liabilities:	-	-
Decrease (increase) in accounts receivable	(76,758)	27,396
Decrease (increase) in prepaid expenses and other current assets	(11,508)	21,701
Decrease (increase) in inventories	20,497	21,518
Decrease (increase) in long term accounts receivable	-	-
Increase (decrease) in accounts payable	56,958	(10,949)
Increase (decrease) in accrued expenses	(19,400)	83,346
Increase in other liabilities	(711)	943
Net cash (used in) operating activities	$ (232,954)	$ (329,781)
Cash flows from investing activities:
Increase in intangible assets	(2,380)	(3,253)
Acquisition of property and equipment	-	-
Net cash (used in) investing activities	(2,380)	(3,253)
Cash flows from financing activities:	-
Proceeds from sale of Common Stock	-	252,279
Proceeds from notes payable	79,078	130,000
Proceeds from notes payable-related parties	158,949	-
Repayment of notes payable	(826)	(51,734)
Net cash provided by financing activities	237,201	330,545
Increase (decrease) in cash	1,867	(2,489)
Cash and cash equivalents beginning of period,	5,521	6,643
Cash and cash equivalents, end of period	$ 7,388	$ 4,154
	Quarter Ended March	$ -
	2011	2010
Supplemental cash flow information:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ 11,984

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next twelve months.  Asset realization values may be significantly different from carrying values as shown on our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern.  At June 30, 2011, we had not yet achieved profitable operations and we have accumulated losses of $(7,555,067) since our inception.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain necessary financing to meet our obligations arising from normal business operations when they come due.  We anticipate that additional funding will be in the form of equity financings from the sale of our common stock.  We may also seek to obtain short-term loans from officers, directors or significant shareholders.  There are no current arrangements in place for equity funding or short-term loans.

Note 2-Summary of Significant Accounting Policies

Basis of Presentation:

The balance sheet at December 31, 2010 has been derived from financial statements audited by Cordovano and Honeck, LLP as indicated by its report included by the Form 10-K. The accompanying unaudited financial statements at June 30, 2011 have been prepared from the records of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Principles of Consolidation

The consolidated and condensed financial statements include the accounts of BioMedical Technology Solutions Holdings, Inc. ("the Company") and its wholly owned subsidiaries, BioMedical Technology Solutions, Inc. ("BMTS"), BMTS Properties, Inc., and BMTS Leasing LLC. All significant intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments:

As of June 30, 2011and December 31, 2010, the carrying amounts of financial instruments held by the Company, which include cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. In addition, the carrying value of the Company's debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates.

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

Impairment of Long-Lived Assets:

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2011, management believes that no modification of the remaining useful lives or write-down of long-lived assets is required other than those done for the intangible assets in the amount of $336,046 in 2010.

 Cash Equivalents:

We consider all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

Accounts Receivable:

Accounts receivable consist primarily of amounts due to us from our normal business activities. Accounts receivable balances are determined to be past due when the amount is overdue based on the contractual terms with the customer. We maintain an allowance for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are written off against the allowance for doubtful accounts when we have determined that the receivable will not be collected and/or when the account has been referred to a third party collection agency. In 2010, the Company recorded bad debt expenses totaling $111,000. As of June 30, 2011 the Company maintained an allowance of $38,123.  Past due accounts (more than 90 days) totaled $58,425 and $75,710 at June 30, 2011 and December 31, 2010, respectively.

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

Revenues from leasing products are recognized under the Operating Method. Under this method, we record each rental receipt as rental revenue. We depreciate the leased product in the normal manner with depreciation expense of the period matched against the rental revenue. The amount of revenue recognized in each accounting period is a level amount (straight-line basis) representing the time period in which our customer derives benefits from our product. Revenues from leasing products were immaterial in the first two quarters of 2011 and 2010.

In addition to the depreciation charge, we expense maintenance costs and the costs of any other services rendered under the lease as incurred.

Stock-Based Compensation:

The fair value of stock options and purchase rights pursuant to the 2008 Equity Incentive Plan is estimated using the Black-Scholes valuation model. This model required input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of the grant is determined based upon a marked up value above the closing stock price on the grant date. The fair value of stock based awards expected to vest is amortized over the service period, typically the vesting period, of the award on a straight-line basis. Our estimate of forfeitures is based upon our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods, if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture is changed. Our stock based compensation was $83,913 and $238,592 for the six months ended June 30, 2011 and 2010, respectively.

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

 Loss per Common Share:

ASC Topic 260 (formerly SFAS 128), Earnings per Share, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At June 30, 2011 and December 31, 2010, the Company had options, warrants and Series A Preferred Stock and convertible notes outstanding that could be exercised or converted into 3,625,867 additional shares. All have been excluded from the weighted average share calculation because they would be anti-dilutive.

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

Note 3: Related Party Transactions

In June, 2011 the Company entered into four separate promissory notes totaling $98,100 with related parities and shareholders.  The promissory notes bear an annualized rate of 8% and are due in full no later than June 1, 2012. The noteholders have the option to convert the then outstanding principal and interest into common stock of the Company. The amount of common stock shall be determined by dividing $0.06 by the then outstanding principal and interest amount.  The conversion rate of $0.06 was equal to the fair value of the stock on the transaction date.

In February 2011, the Company entered into three separate promissory notes totaling $20,000 with related parties and shareholders. The promissory notes bear an annualized rate of 8% and are due in full no later than February 22, 2012.  Additionally, the Company may at any time prepay part or all of the principal amount. The noteholders have the option after 180 days from the note dates to convert the then outstanding principal and interest into common stock of the Company. The amount of common stock shall be determined by dividing 80% of the ten day “VWAP” beginning on the date of the notice of conversion, by the then outstanding principal and interest amount. As a result of the conversion feature, the Company recorded debt discounts totaling $4,000. The debt discount will be amortized over the next twelve months at a rate of $1,000 per quarter.

In February 2009, the Company entered into a promissory note totaling $75,000 with one related party and shareholder. The promissory note bears an annualized interest rate of 10% and with terms extended to December 31, 2010. As of June 30, 2011, the note has matured and is in default.  The Company s anticipates paying off or refinancing the note as soon as cash flow improves and or if the Company can secure additional external financing.

Additionally in June 2009, the Company entered into a promissory note with a related party totaling $14,410 of which $5,000 was paid. The note matured on December 31, 2010 and bears an annualized interest rate of 10%. As of June 30, 2011, the note has matured and is in default. The Company anticipates paying off or refinancing the note as soon as cash flow improves and or if the Company can secure additional external financing.

In February 2008, the Company entered into a promissory note with a related party and shareholder totaling $60,000. The promissory note bears an annualized interest rate of 10% and with terms extended to December 31, 2010As of June 30, 2011, the note has matured and is in default.  The Company anticipates paying off or refinancing the note as soon as cash flow improves and or if the Company can secure additional external financing.

During 2009, Mr. Cox converted an aggregate of $50,000 in accrued compensation into 125,000 shares of Common Stock. In 2010, Mr. Cox reversed this transaction.

Note 4 -Balance Sheet Details

Inventory:

Inventories are valued at the lower of cost or market and are maintained on the first-in-first-out method. We perform periodic cycle counts and review the provision for potential losses from obsolete, excess or slow moving inventories. Inventory consisted of the following classifications as of June 30, 2011 and December 31, 2010:

	June 30	December 31,
	2011	2010
Raw Materials	$ 79,285	$ 78,996
Work-in-process	30,357	38,076
Finished Goods	66,027	79,094
less: Allowance	(22,502)	(22,502)
	$ 153,167	$ 173,664

Property and equipment:

Listed below are the major classes of property and equipment as of June 30, 2011 and December 31, 2010:

	June 30	December 31,
	2011	2010
Equipment leased to customers	$ 24,495	$ 24,495
Computer equipment	53,941	53,941
Office equipment	19,744	19,744
Furniture and fixtures	11,874	11,874
Molds and tools	71,605	71,605
Computer software	23,433	23,433
Leasehold improvements	5,524	5,524
	210,616	210,616
Less: accumulated depreciation	(203,284)	(192,126)
	$ 7,332	$ 18,490

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

As of June 30, 2011 and December 31, 2010, the carrying values of our major types of intangible assets are as follows:

	June 30	December 31,
Limited-life intangibles	2011	2010
Patent	$ 89,600	$ 83,256
Customer list	15,000	15,000
	104,600	98,256
Less: accumulated depreciation and impairment	(98,689)	(92,925)
	5,911	5,331

Patent Pendings	139,597	139,597
Less: impairment	(139,597)	(139,597)

Indefinite-life intangibles
Trademark	46,993	46,993
Licenses and permits	105,000	105,000
Less: impairment adjustment - Trademarks	(46,493)	(46,493)
Less: impairment adjustment - Licenses and permits	(104,500)	(104,500)
	1,000	1,000
	$ 6,911	$ 6,331

Accrued Liabilities:

Accrued liabilities consisted of the following accounts as of June 30, 2011 and December 31, 2010:

	June 30	December 31,
	2011	2010
Accrued Payroll	$ 359,513	$399,838
Accrued Interest Payable	64,337	43,807
Accrued Professional Fees	14,235	27,747
Accrued Other	37,301	23,394
	$ 475,386	$494,786

Note Payable:

In June 2011, the Company entered into two promissory notes totaling $16,000. The promissory notes bear an annualized rate of 8% and are due in full no later than June 1, 2012. . The noteholders have the option to convert the then outstanding principal and interest into common stock of the Company. The amount of common stock shall be determined by dividing .06 by the then outstanding principal and interest amount. The conversion rate of $0.06 was equal to the fair value of the stock on the transaction date.

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

The Company is obligated to a third party under a secured promissory note in the principal amount of $200,000 that has an outstanding principal and interest as of June 30, 2011 of $125,623. While we have entered into a settlement agreement providing for periodic payments, if we are unable to meet those commitments, the secured creditor is entitled to a confession of judgment. As part of the settlement we also issued an aggregate of 250,000 shares of common stock and 200,000 warrants. We calculated the fair value of the warrants to be $31,636 using the Black-Scholes model. The note accrues interest at the rate of 6% per annum and was due and payable April 1, 2011. The secured promissory note is secured by a Second Deed of Trust on property valued on Company's books totaling $615,000. If in the event the property cannot be sold, the third party would have the right to other company assets assuming monthly payments are not made in compliance with the settlement agreement. As of June 30, 2011, the note has matured and is in default.  The Company anticipates paying off or refinancing the note as soon as cash flow improves and or if the Company can secure additional external financing. Additionally, at December 31, 2010, the Company was obligated under short term insurance premium financing agreements having an aggregate yearend balance of $35,439, payable in installments of $4,448, including interest 8% per annum. The outstanding balance at June 30, 2011 totaled $17,610 and is in default.

In 2010 the company issued two convertible notes ($50,000 each). One accrues interest at the rate of 5% per annum, was due March 31, 2011 and is convertible into common shares at a price of $0.25 per share. As of June 30, 2011, the note has matured and is in default.  The Company anticipates paying off or refinancing the note as soon as cash flow improves and or if the Company can secure additional external financing. The other accrues interest at the rate of 5% per annum, is due May 31, 2011 and is convertible into common shares at a price of $0.25 per share.

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

In 2010, a then director of the Company, Mr. Sparks loaned the Company $50,000.00 at the interest rate of 5% and Mr. Sparks through Medpro paid the Company another $14,000.00 accruing interest at 10% both due April 1, 2011. As of June 30, 2011, the $50,000 note has matured and is in default.  The Company anticipates paying off or refinancing the note as soon as cash flow improves and or if the Company can secure additional external financing.

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

Under the terms of the private offering, each share of Series A Stock has the right to a number of votes equal to the number of shares of Common Stock then issuable upon conversion. The Series A Stock is entitled to receive a dividend equal to 10% per annum of the stated value of the shares, payable in arrears, with the

Company's option to pay such dividend in shares of the Company's Common Stock valued at the 30 day VWAP, or in cash. Each Series A Share is convertible into an equal number of shares of Common Stock at the option of the Holder or will automatically convert under certain circumstances. In 2009, we sold an aggregate of $437,500 of such Units and at June 30, 2011 there were 40,000 shares of our Series A Convertible Preferred Stock outstanding.

Common Stock:

In the second quarter of 2011, the Company finalized a Separation Agreement and Release with a former officer and director. Under the terms of the Separation Agreement and Release, the Company issued 550,000 shares of common stock valued at $0.10, 400,000 shares related to prior years back pay and salary repayment delays and 150,000 shares for services performed in 2011. Additionally, as part of the agreement, the Company issued 200,000 warrants with a strike price of $0.10 per share and an expiration date of June 20, 2014. The Company recorded a stock based compensation expense of $63,913 in the quarter ended June 30, 2011.

In the first quarter of 2011, the Company issued 100,000 shares of common stock valued at $0.20 per share to an investor relations company for services and resulted in a stock based compensation expense of $20,000.

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

Stock Based Compensation Expense:

Stock-based compensation was related to stock options and warrants that vested during 2011 and 2010. Additionally in 2011 and 2010, the Company granted stock awards to employees, directors and consultants resulting in stock based compensation expense. During the quarter ended June 30, 2011 and 2010, we recognized compensation expense of $83,913 and $238,592, respectively.

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

Note

 6- Subsequent Events

There have been no reportable subsequent events.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared to 2010:

Revenue. Revenues were $158,982 in 2011, up from $138,986 in 2010. The increase (14%) was due to changes in management, refocused efforts in product marketing and supporting distributors.

Cost of Revenue. Cost of revenue for 2011 was $92,654 up from $88,673 from the prior year. The increase (4%) is attributed to increased revenue. Our cost of revenue as a percentage of revenue decreased to 58% of revenue for the quarter ended June 30, 2011 up from 64% for 2010 due to product revenue mix. We expect that this percentage to decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses. Selling, General and Administrative costs were $256,601 in the second quarter of 2011, as compared to $360,522 in 2010. The following table is a summary of certain of these expenses:

	June 30	June 30
	2011	2010
Selling expense	$ 118,138	$ 78,190
General office expense	22,594	143,771
Professional fees	34,543	39,985
Depreciation and amortization	2,109	15,540
Travel expense	15,304	1,490
Stock Based Compensation expense	63,913	81,636
	$ 256,601	$ 360,522

Selling and travel expenses increased in 2011 as the Company continued to refocus its activities towards end customers and distributors. The decrease in 2011 in general office expenses was due to cost cutting measures implemented in the first quarter of 2011 as a result of management changes. Professional fees consist primarily of audit and legal expenses. The Company anticipates its overall operating expenses to remain at the levels significantly lower than those of 2010. As cash flow improves, the Company anticipates adding additional sales personnel and management.

Net Loss. For the quarter ended June 30, 2011, we incurred a net loss of $252,584, compared to a net loss of $348,211  for 2010, a decrease in net loss of $119,540  or 34%. The decrease in net loss was due to a change in management and implementation of major cost cutting measures.

 The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock. The Company also accrued dividends on the shares of Series A Convertible Preferred Stock totaling $998.

Six months ended June 30, 2011 compared to 2010:

Revenue. Revenues were $342,322 in 2011 up from $301,690 in 2010. The increase of (13%) was due to changes in management, refocused efforts in product marketing and supporting distributors.

Cost of Revenue. Cost of revenue in 2011 was $194,569, up from $164,486 in 2011.  The increase (18%) was due to increased revenue. Our cost of revenue as a percentage of revenue increased to 57% compared to 55% in 2010. The increase was due to product mix and additional freight for inventory costs due to the Company’s continued lack of working capital.

Operating Expenses.  Selling, general and administrative expenses were $391,039 in 2011 compared to $815,700 in 2010.  The following table is a summary of certain of these expenses:

	Six Months Ended	Six Months Ended
	June 30	June 30
	2011	2010
Selling expense	$ 149,289	$142,638
General office expense	60,757	320,735
Professional fees	60,205	64,482
Depreciation and amortization	4,501	46,865
Travel expense	32,374	2,388
Stock Based Compensation expense	83,913	238,592

	$ 391,039	$ 815,700

The decrease in 2011 in general office expenses was due to cost cutting measures implemented in the first quarter of 2011 as a result of management changes. Professional fees consist primarily of audit and legal expenses. The Company anticipates its overall operating expenses to remain at the levels significantly lower than those of 2010. As cash flow improves, the Company anticipates adding additional sales personnel and management.

Net Loss. For the six months ended June 30, 2011, we incurred a net loss of $333,779, compared to a net loss of $761,645 for 2010, a decrease in net loss of $427,866 or 56%. The decrease in net loss was due to a change in management and implementation of major cost cutting measures.

 The beneficial conversion feature was recorded as a charge to loss applicable to holders of Common Stock. The Company also accrued dividends on the shares of Series A Convertible Preferred Stock totaling $1,984.

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

At June 30, 2011, we had a working capital deficit of $(1,394,822), as compared to working capital deficit of $(828,850) at June 30, 2010. The decrease in working capital was due to decreased revenue and resulting gross margins and increased increase operating costs from 2010. The Company continues to lower its overall operating expenses into 2011 and continues to focus on sales activities in order to improve its working capital.

In 2010, we completed the sale of an aggregate of 1,757,333 shares of common stock for gross proceeds of $306,000 and secured an additional $164,000 of note proceeds plus premium financing for the directors and officers insurance of $35,439 for a total of $199,439. A note holder converted his note of $30,000 dollars into 200,000 shares. We also used cash for general working capital. Net cash used in the first two quarters of 2011 was $232,954 compared to $329,781 for 2010.

Capital Commitments

The Company headquarters and administrative and production facilities are located at 9800 Mt. Pyramid Ct., Englewood, Colorado, in approximately 5,000 square feet of leased office space at a monthly rental of approximately $4,000. The lease expired August 31, 2011 and the Company is operating with a month to month lease agreement. We consider our relations with our landlord to be good.

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

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

..

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

A former Director Bill Sparks has brought suit for payment for two notes due April 1, 2010. The first is $14,000 and the second is $50,000 plus interest. The company is negotiation a settlement.

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

4.

In June 2011, the Company issued two convertible promissory notes in the aggregate principal amount of $16,000.  The notes mature June 1, 2012.  The notes are convertible into shares of common stock at a conversion price of $.06 per share.

5.

In June 2011, the Company issued five convertible notes in the aggregate principal amount of $108,100. The notes were sold to related parties and shareholders.  The notes accrue interest at the rate of 8% per annum and are due and payable June 1, 2012.  The notes are convertible into shares of common stock at a conversion price of $.06 per share.

6.

In the second quarter of 2011, the Company entered into a Separation Agreement and Release with a former officer and director.  Under the terms of the Agreement, the Company issued 550,000 in payment of accrued compensation.  The Company also granted warrants exercisable to purchase an additional 200,000 shares at an exercise price of $.10 per share. The Warrants expire June 20, 2014.

7.

In June 2011, the Company agreed to issue 200,000 shares of common stock to its legal counsel in partial payment of accrued fees.  Concurrently, the Company granted a put option pursuant to which the shares can be put back to the Company beginning in November 2011 requiring the Company to redeem the shares for cash payment of $.0875 per share.

All cash proceeds received by the Company in connection with the foregoing transactions was used for working capital.  No fees or commissions were paid. In each of the foregoing, the securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 4(2) thereof.  The securities in each instance were taken for investment purposes, were restricted as to resale, and the instruments evidencing same contained the Company’s customary restrictive legend.  Each of the investors was either an accredited investor within the meaning of Rule 501(a) under the Securities Act or provided an attestation with respect to their financial sophistication.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None, except as previously disclosed..

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 15,  2011.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

By:

/s/ Gex F. Richardson

Gex F. Richardson, President/Principal Executive Officer/Director

By: ___/s/ Gex F. Richardson____________________

Gex F. Richardson Chief Financial Officer/Principal Accounting Officer