Form 10-Q
period 2011-09-30
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2011-11-21
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly report ended September 30, 2011

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number 000-53391

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	26-3161860
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification number

12741 East Caley Avenue, Unit 140
Centennial, CO 80111
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 21, 2011 was $3,147,937.

The number of shares outstanding of the registrant's common stock, as of  November 21, 2011, is 33,591,081.

Biomedical Technology Solutions Holdings, Inc and Subsidiaries

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

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

[Removed and Reserved]

Item 5

Other Information

Item 6

Exhibits

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(UNAUDITED)

	9/30/2011	12/31/2010
		(Audited)

Assets

Current assets:
Cash	$17,049	$5,521
Accounts receivable, net of allowance for doubtful accounts	124,297	72,153
Inventory	97,594	173,664
Prepaid expenses	12,500	33,169
Total current assets	251,440	284,507

Property and equipment, net of accumulated depreciation	6,107	18,490

Intangible assets, net of accumulated amortization	9,556	6,331
Land held for development or sale	615,000	615,000
Long term Accounts receivable	5,699	5,699
Deposits	5,000	5,000

Total assets	$892,802	$935,027

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated and condensed financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(UNAUDITED)

CONTINUED FROM PREVIOUS PAGE

	9/30/2011	12/31/2010
Liabilities and shareholders' (deficit)		(Audited)

Current liabilities:
Notes payable, net of debt discounts totaling $59,306	$37,959	$-
Notes payable to related parties, net of debt discounts totaling $92,903	210,455	144,410
Accounts payable	552,480	485,578
Accrued payroll and other liabilities	503,473	494,786
Derivative liability	431,734	-
Deferred income	71,215	69,132
Total current liabilities	2,102,052	1,494,791

Long-term debt	471,495	471,495

Total Liabilities	2,573,547	1,966,286

Shareholders' (deficit)
Series A Convertible Preferred Stock, $0.001 par value
10,000,000 authorized, 40,000 and 40,000 shares issued and
outstanding at September 30, 2011 and December 31, 2010,
respectively	40	40
Common stock, $0.001 par value
100,000,000 shares authorized,
32,863,808 and 31,957,398 shares issued and outstanding	32,864	31,957
at September 30, 2011 and December 31, 2010, respectively
Additional paid in capital	6,287,544	6,158,032
Accumulated deficit	(8,001,193)	(7,221,288)
Total Shareholders' (deficit)	(1,680,745)	(1,031,259)

Total liabilities and shareholders’ deficit	$892,802	$935,027

      BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

     Consolidated Statements of Operations

 Three and Nine months Ended September 30, 2011 and September 30, 2010

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2011	2010	2011	2010

Net sales	200,711	$ 238,298	543,033	$ 539,988
Cost of sales	113,781	124,127	308,350	288,613
Gross profit	86,930	114,171	234,683	251,375

Other costs and expenses:
Selling, general and administrative	251,823	313,199	642,860	1,128,899
Research and development expenses	1,250	22,367	46,040	76,888
Total operating expenses	253,073	335,566	688,900	1,205,787

Loss before non-operating income and expense and income taxes	(166,143)	(221,395)	(454,217)	(954,412)

Other expenses:
Other Income	-	-	-	18
Debt discount expense	(64,771)	-	(84,647)	-
Gain/(loss) on derivative	(198,384)	- -	(198,384)	- -
Interest expense	(15,820)	(8,427)	(39,665)	(35,089)
Total other expenses	(278,975)	(8,427)	(322,696)	(35,071)

Net loss before income taxes	(445,118)	(229,822)	(776,913)	(989,483)
Income tax provision	-	-	-	-
Net loss	(445,118)	(229,822)	(776,913)	(989,483)

Preferred Stock Dividend	(1,008)	(1,008)	(2,992)	(2,991)

Net loss attributable to common stockholders	$ (446,126)	$ (230,829)	$ (779,905)	$ (992,474)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average common shares outstanding	32,271,186	31,915,731	32,271,186	30,690,250

See accompanying notes to these consolidated and condensed financial statements

BIOMEDICIAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

     Consolidated Statements of Cash Flows

 Nine months Ended September 30, 2011 and September 30, 2010

(UNAUDITED)

2011		2010

Cash flows from operating activities:
Net loss	$ (779,905)	$ (992,474)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	15,083	58,426
Stock based compensation expense	100,913	290,592
Debt discounts	84,647	-
Change in fair value of derivative	198,384	-
Changes in operating assets and liabilities:	-	-
Decrease (increase) in accounts receivable	(52,144)	91,895
Decrease (increase) in prepaid expenses and other current assets	20,669	(2,233)
Decrease (increase) in inventories	76,070	39,352
Decrease (increase) in long term accounts receivable	-	3,498
Increase (decrease) in accounts payable	66,902	(4,802)
Increase (decrease) in accrued expenses	28,770	136,491
Increase in other liabilities	-	4,051
Net cash (used in) operating activities	$ (240,611)	$ (375,204)

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated and condensed financial statements

CONTINUED FROM PREVIOUS PAGE
Cash flows from investing activities:	2011	2010
Increase in intangible assets	(5,925)	(12,479)
Acquisition of property and equipment	______-_	______-__
Net cash (used in) investing activities	(5,925)	(12,479)
Cash flows from financing activities:
Proceeds from sale of Common Stock	-	332,279
Proceeds from notes payable	121,000	191,637
Proceeds from notes payable-related parties	158,948	-
Repayment of notes payable	(21,884)	(84,432)
Net cash provided by financing activities	279,948	439,484

Increase (decrease) in cash	11,528	51,801
Cash and cash equivalents, beginning of period	5,521	6,643
Cash and cash equivalents,
end of period	$ 17,049	$ 58,444

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-	16,830
Taxes paid	-	2,000

Non-cash financing and investing activities:
Discount on notes payable from derivative liabilities	236,856	-
Warrant derivatives reclass	23,913	-
Resolution of derivative liability	27,419	-
Shares issued in exchange of wages	15,000	-
Shares issued on conversion of Note payable	8,000	-

See accompanying notes to these consolidated and condensed financial statements

BIOMEDICAL TECHNNOLOGY SOLUTIONS HOLDINGS, INC.
NOTES TO CONSOLIDATED AND CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1-Nature of Business

We market the Demolizer® II System. The Demolizer® II System is a tabletop device that converts infectious biomedical waste into non-biohazardous material. The Demolizer® II System also includes components that have been upgraded to incorporate enhanced process controls, safety features, and integrated quality systems. We earn revenue by selling or leasing our products to our customers. BMTS targets medical clinics, nursing homes, dentists, pharmacies, veterinarians, professional sports teams, colleges, and defense industries, which make up the estimated 1,000,000 low-medium volume infectious waste generators in the U.S. Additionally, we are in development of a portable product suitable for use by in home care providers and individuals who require safe and convenient disposal of their personal biomedical waste. The Company’s offices are located in Centennial, Colorado.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next twelve months.  Asset realization values may be significantly different from carrying values as shown on our financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern.  At September 30, 2011, we had not yet achieved profitable operations and we have accumulated losses of $(8,001,193) since our inception.  We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain necessary financing to meet our obligations arising from normal business operations when they come due.  We anticipate that additional funding will be in the form of equity financings from the sale of our common stock.  We may also seek to obtain short-term loans from officers, directors or significant shareholders.  There are no current arrangements in place for equity funding or short-term loans.

Note 2-Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements at September 30, 2011 have been prepared from the records of the Company in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only recurring accruals) necessary to present fairly the financial position as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Fair Value of Financial Instruments:

As of September 30, 2011and December 31, 2010, the carrying amounts of financial instruments held by the Company, which include cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. In addition, the carrying value of the Company's debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates.

The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of September 30, 2011 and March 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entity based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Liabilities Measured at Fair Value on a Recurring Basis	September 30, 2011
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ 431,734	$ 431,734

December 31, 2010
	Level 1	Level 2	Level 3	Total
Derivative liabilities			$ -	$ -

Stock-Based Compensation:

The fair value of stock options and purchase rights pursuant to the 2008 Equity Incentive Plan is estimated using the Black-Scholes valuation model. This model required input of highly subjective assumptions, including expected life of the award and expected stock price volatility. The fair value of the grant is determined based upon a marked up value above the closing stock price on the grant date. The fair value of stock based awards expected to vest is amortized over the service period, typically the vesting period, of the award on a straight-line basis. Our estimate of forfeitures is based upon our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods, if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture is changed. Our stock based compensation was $103,913 and $290,592 for the nine months ended September 30, 2011 and 2010, respectively.

Note 3: CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITIES

As of September 30, 2011, we had $239,100 in convertible notes payable, all of which were issued during the nine      months ended September 30, 2011 to various people including related parties. These notes have a one year term and bear interest at 8%. The conversion option allows for a conversion price of i) 55% of the average of the lowest three trading prices during the 10 day trading period prior to conversion date and ii) 80% of the ten day “VWAP” beginning on the date of the notice of conversion. BMTS evaluated the conversion option for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion options should be classified as a liability and recorded at their fair value due to the above noted reset provision. The derivative liabilities were valued using the Black-Scholes Option Pricing Model and at the respective date of issuances were valued at $460,577. $236,856 was recorded as a discount against the convertible note payable and will be amortized into interest expense using the effective interest rate method over the terms of the notes. During the nine months ended September 30, 2011, $84,647, of the discount was amortized. At September 30, 2011, the valuation of the derivative liability was $431,734.

During the nine months ended September 30, 2011, the Company recognized a loss on derivative liabilities of $198,384 as a result of the change in fair value of the derivative described above.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative Liabilities
Balance at December 31, 2010	$ -
ASC 815-15 (EITF 00-19) Additions	233,350
Change in fair value	198,384
Balance at September 30, 2011	$ 431,734

The Company values its conversion option derivatives using the Black-Scholes option-pricing model. Assumptions used in valuing the derivative liability at September 30, 2011 include (1) 0.06% to 0.25% risk-free interest rate, (2) remaining contractual term of the respective convertible note agreements are the expected term, (3) expected volatility 210% to 358%, (4) zero expected dividends (5) exercise price of $0.0312 to $0.06 per share, (6) common stock price of the underlying share on the valuation date, and (7) number of shares to be issued if the instrument is converted.

As of September 30, 2011, the outstanding balance, net of discount on these convertible notes was $78,891.

Note 4: Related Party Transactions

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

Note Payable:

The Company is obligated to a principal shareholder who loaned $40,848 to the Company for inventory purchases.  The note matured March 31, 2011.  The note is unsecured, and accrues interest at the rate of 8% per annum, with default interest accruing at 18% per annum beginning April 1, 2011.

The Company is obligated to a third party under a secured promissory note in the principal amount of $200,000 that has an outstanding principal and interest as of September 30, 2011 of $127,072. While we have entered into a settlement agreement providing for periodic payments, if we are unable to meet those commitments, the secured creditor is entitled to a confession of judgment. As part of the settlement we also issued an aggregate of 250,000 shares of common stock and 200,000 warrants. We calculated the fair value of the warrants to be $23,913 using the Black-Scholes model. The note accrues interest at the rate of 6% per annum and was due and payable April 1, 2011. The secured promissory note is secured by a Second Deed of Trust on property valued on Company's books totaling $615,000. If in the event the property cannot be sold, the third party would have the right to other company assets assuming monthly payments are not made in compliance with the settlement agreement. As of September 30, 2011, the note has matured and is in default.  The Company anticipates paying off or refinancing the note as soon as cash flow improves and or if the Company can secure additional external financing. Additionally, at December 31, 2010, the Company was obligated under short term insurance premium financing agreements having an aggregate yearend balance of $35,439, payable in installments of $4,448, including interest 8% per annum. The outstanding balance at September 30, 2011 was terminated by the financing company.

Note 5:  Shareholders' Equity

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

In the first quarter of 2011, the Company issued 100,000 common shares valued at $0.29 per share to an investor relations company for services and resulted in a stock based compensation expense of $29,000.

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

The Company recorded a stock based compensation expense of $100,913 in the nine months ended September 30, 2011.

During the third quarter, one of our note holders converted $8,000 of principal into common stock at $0.0312/share for 256,410 shares.

Stock Options and Warrants:

On June 20, 2011,  the Company granted warrants to a director to purchase 200,000 shares with an exercise price of $0.10 per share. The stock price on the grant date was $0.12 per share. The warrants have a fair value of $23,913 on the grant date. Related derivative liabilities were marked-to-market on September 30, 2011 with a fair value of $21,027 resulting in a gain of $2,886.The warrants were valued using the Black-Scholes option pricing model with the following assumptions on the grant date and also on September 30, 2011: stock price on the measurement dates of $0.11-$0.12; warrant term of 2.72-3 years; expected volatility of 240%-268% and discount rate of 0.40%-.70%.

Stock option activity summary covering options is presented in the table below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,710,530	$0.43	2.97 years	$-
Granted	200,000	$0.10	3.72 years	2,000
Exercised	-	-	-	-
Cancelled/expired	(2,710,530)	0.36	-	-
Exercisable at September 30, 2011	200,000	$0.10	3.72 years	2,000-

Note 6:  Subsequent Events

On November 4, 2011, one of our note holders converted $20,000 of principal into 727,273 common shares at $0.0275/share.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to 2010:

Revenue. Revenues were $200,711 in 2011, down from $238,298 in 2010. The decrease (16%) was due to current cash flow issues and the timing of receiving inventory in order to fulfill customer orders. The Company is working closely with key suppliers so that inventory can be received to fulfill orders and improve cash flow.

Cost of Revenue. Cost of revenue for 2011 was $113,781 down from $124,297 from the prior year. The decrease (8%) is attributed to decreased revenue. Our cost of revenue as a percentage of revenue increased to 57% of revenue for the quarter ended September 30, 2011 up from 52% for 2010 due to product revenue mix.

We expect that this percentage to decrease in the near future due to decreases related to volume purchases of the materials that comprise our product.

Operating Expenses. Selling, General and Administrative costs were $251,823 in the third quarter of 2011, as compared to $313,199 in 2010. The following table is a summary of certain of these expenses:

	September 30	September 30
	2011	2010
Selling expense	$ 98,743	$ 80,944
General office expense	62,241	151,290
Professional fees	65,359	19,142
Depreciation and amortization	2,109	7,885
Travel expense	23,371	1,938
Stock Based Compensation expense	-	52,000
	$ 251,823	$ 313,199

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

Net Loss. For the quarter ended September 30, 2011, we incurred a net loss of $446,126, compared to a net loss of $230,830 for 2010, a increase in net loss of $215,296. The increase in net loss was mainly due to loss on derivatives.

The Company also accrued dividends on the shares of Series A Convertible Preferred Stock totaling $1,007.

Nine months ended September 30, 2011 compared to 2010:

Revenue. Revenues were $543,033 in 2011 up from $539,988 in 2010. The slight increase was due to changes in management, refocused efforts in product marketing and supporting distributors.

Cost of Revenue. Cost of revenue in 2011 was $308,350, up from $288,613 in 2011.  The slight increase was due to increased revenue. Our cost of revenue as a percentage of revenue increased to 57% compared to 53% in 2010. The decrease was due to product mix and higher product costs due to freight expenses.

Operating Expenses.  Selling, general and administrative expenses were $642,860 in 2011 compared to $1,128,899 in 2010.  The following table is a summary of certain of these expenses:

	Nine Months Ended	Nine Months Ended
	September 30	September 30
	2011	2010
Selling expense	$ 248,031	$223,582
General office expense	122,981	472,025
Professional fees	125,564	83,624
Depreciation and amortization	6,626	54,750
Travel expense	55,745	4,326

Stock Based Compensation expense	83,913	290,592

	$ 642,860	$ 1,128,899

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

Net Loss. For the nine months ended September 30, 2011, we incurred a net loss of $779,905, compared to a net loss of $992,474 for 2010, a decrease in net loss of $212,569 or 21%. The decrease in net loss was due to a change in management and implementation of major cost cutting measures.

 The Company also accrued dividends on the shares of Series A Convertible Preferred Stock totaling $2,991.

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

At September 30, 2011, we had a working capital deficit of $(1,850,612), as compared to working capital deficit of $(924,297) at September 30, 2010. The decrease in working capital was due to decreased revenue and resulting gross margins and increased increase operating costs from 2010 and the derivative liability accrued due to convertible notes issued during the year. The Company continues to lower its overall operating expenses into 2011 and continues to focus on sales activities in order to improve its working capital.

Net cash used in operating activities was $240,611 for the nine month period ended September 30, 2011 compared to net cash used by operating activities of $375,204 for the nine month period ended September 30, 2010. The decrease in cash used in operations is primarily due to was due to cost cutting measures implemented as a result of management changes.

Net cash provided by financing activities was $258,064 for the nine month period ended September 30, 2011 compared to cash provided of $439,484 for the same period of 2010. All proceeds were received in debt financing.

Net cash used in investing activities was $5,925 for the nine month period ended September 30, 2011 compared to cash used of $12,479 for the same period of 2010.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

5.

In June 2011, the Company issued four convertible notes in the aggregate principal amount of $98,100. The notes were sold to related parties and shareholders.  The notes accrue interest at the rate of 8% per annum and are due and payable June 1, 2012.  The notes are convertible into shares of common stock at a conversion price of $.06 per share.

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

8.

In August 2011, the Company entered into a Securities Purchase Agreement with one investors providing for the issuance of the 8% Convertible Promissory Note in the principal amount of $40,000. The Note matures in March 2012. The Note is unsecured. Under the terms of the conversion rights, the noteholder has the right during the term of the note to convert all or part of the outstanding and unpaid principal amount of the note into common stock at conversion price that is equal to a 45% discount rate of the market price.  The market price is defined as the average of the lowest three (3) trading prices for the common stock during a ten (10) day trading period ending on the latest complete trading prior to the conversion date.

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

None, except as previously disclosed.

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

Date:  November 21,  2011.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

By:

/s/ Gex F. Richardson

Gex F. Richardson, President/Principal Executive Officer/Director

By: ___/s/ Gex F. Richardson____________________

Gex F. Richardson Chief Financial Officer/Principal Accounting Officer