Form 10-Q/A
period 2011-09-30
BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS INC
filed 2011-11-22
CIK 1443062

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated and condensed financial statements

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(UNAUDITED)

CONTINUED FROM PREVIOUS PAGE

	9/30/2011	12/31/2010
Liabilities and shareholders' (deficit)

Current liabilities:
Notes payable, net of debt discounts totaling $59,306	$332,695	$300,885
Notes payable to related parties, net of debt discounts totaling $92,903	210,455	144,410
Accounts payable	552,480	485,578
Accrued payroll and other liabilities	503,473	494,786
Derivative liability	431,734	-
Deferred income	71,215	69,132
Total current liabilities	2,102,052	1,494,791

Long-term debt	471,495	471,495

Total Liabilities	2,573,547	1,966,286

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

Capital Commitments

The Company prior headquarters and administrative and production facilities were located at 9800 Mt. Pyramid Ct., Englewood, Colorado, in approximately 5,000 square feet of leased office space at a monthly rental of approximately $4,000. The lease expired August 31, 2011.  Effective

November 1, 2011 the Company vacated the prior facility and entered into a new lease for office and warehouse space for a term of one year calling for base rent of $3,000 per month plus triple net.

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

Date:  November 22,  2011.

BIOMEDICAL TECHNOLOGY SOLUTIONS HOLDINGS, INC.

By:

/s/ Gex F. Richardson

Gex F. Richardson, President/Principal Executive Officer/Director

By: ___/s/ Gex F. Richardson____________________

Gex F. Richardson Chief Financial Officer/Principal Accounting Officer